Form 10-K
period 1993-12-31
WICOR INC
filed 1994-03-30
CIK 314890

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1993
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-7951

                                   WICOR, Inc.

             (Exact name of registrant as specified in its charter)

          Wisconsin                           39-1346701
(State or other jurisdiction of (I.R.S. Employer Identification No) incorporation or organization)

    626 East Wisconsin Avenue
         P.O. Box 334
       Milwaukee, Wisconsin                            53201
(Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code 414-291-7026

           Securities registered pursuant to Section 12(b) of the Act:

      Common Stock, $1 par value                      New York Stock Exchange
Associated Common Stock Purchase Rights               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  /X/ Yes   / /  No.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [
X ]
        Aggregate market value of the voting stock held by non-affiliates of the registrant:
                        $ 467,902,017 at March 23, 1994.

       Number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 1994:
           Common Stock, $1 par value               16,919,445 shares
                       Documents Incorporated by Reference
WICOR, Inc. proxy statement dated March 10, 1994 (Part III)

                               TABLE OF CONTENTS

                                                              PAGE
PART I                                                                      1

  Item 1.         Business                                                  1

  (a)     General Development of Business                                   1
  (b)     Financial Information about Industry Segments                     1
  (c)     Narrative Description of Business                                 1

      1.  Retail Distribution of Natural Gas                                1
          A.  General                                                       1
          B.  Gas Markets and Competition                                   2
          C.  Gas Supply and Pipeline Capacity                              3
              (1)     General                                               3
              (2)     Pipeline Capacity                                     4
              (3)     Long-Term Gas Supply                                  4
              (4)     Spot Market Gas Supply                                4
          D.  Wisconsin Rate and Regulatory Matters                         5
              (1)     Rate Matters                                          5
              (2)     Transition Cost Recovery Policy                       5
              (3)     Service Area Expansion                                5
          E.  Employees                                                     5

      2.  Manufacturing of Pumps and Water Processing
            Equipment                                                       5

          A.  General                                                       5
          B.  U.S. Operations                                               6
          C.  International Operations                                      6
          D.  Raw Materials and Patents                                     6
          E.  Employees                                                     7

      3.  Exploration and Development of Oil and
             Natural Gas                                                    7

  Item 2.         Properties                                                7

  (a)     Capital Expenditures                                              7
  (b)     Retail Distribution of Natural Gas                                7
  (c)     Manufacturing of Pumps and Water Processing
           Equipment                                                        7
  (d)     Exploration and Development of Oil and
           Natural Gas                                                      7

  Item 3.         Legal Proceedings                                         8
  Item 4.         Submission of Matters to a Vote of
                  Security Holders                                          9
  Executive Officers of the Registrant                                      9

PART II                                                                     10

  Item 5.         Market for Registrant's Common Equity
                  and Related Stockholder Matters                           10

  Item 6.         Selected Financial Data                                   11

  Item 7.         Management's Discussion and Analysis
                  of Results of Operations and
                  Financial Condition                                       11
                                       (i)

                                                                 PAGE

  Item 8.     Financial Statements and Supplementary Data                   11

  Item 9.         Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                      11


PART III                                                                    11

  Item 10.    Directors and Executive Officers
                  of the Registrant                                         11

  Item 11.    Executive Compensation                                        11

  Item 12.    Security Ownership of Certain
                  Beneficial Owners and Management                          11

  Item 13.    Certain Relationships and Related
                  Transactions                                              11


PART IV                                                                     12

  Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                   12

      (a)     Documents Filed as Part of the Report                         12

          1. and 2.  All Financial Statements
                     and Financial Statement Schedules                      12
          3.  Exhibits                                                      12

      (b)     Reports on Form 8-K                                           15























                                      (ii)

                                     PART I


Item 1.         BUSINESS

(a)     General Development of Business

        WICOR, Inc. (the "Company" or "WICOR") is a diversified holding company with two principal businesses: natural gas distribution and manufacturing of pumps and water processing equipment. Wisconsin Gas Company ("Wisconsin Gas") engages in retail distribution of natural gas. Sta-Rite Industries, Inc. ("Sta-Rite") and SHURflo Pump Manufacturing Co. ("SHURflo") are manufacturers of pumps and water processing equipment. WEXCO of Delaware, Inc. ("WEXCO"), another subsidiary, previously engaged in exploration for and development of oil and natural gas through financial participation with producers. WEXCO sold substantially all of its assets in 1993. The Company is a Wisconsin corporation and maintains its principal executive offices in Milwaukee, Wisconsin.

        The Company was incorporated in 1980 at which time it acquired all the outstanding common stock of Wisconsin Gas through a merger. WEXCO, formed in 1978 as a subsidiary of Wisconsin Gas, also became a subsidiary of the Company. The Company acquired all of the outstanding common stock of Sta-Rite through a merger in 1982.

        In 1991, Sta-Rite completed the sale of its Fluid Power Group and its Heating Group. This decision was part of Sta-Rite's long-term strategy to concentrate on its water products operations and pursue opportunities for further growth.

        In 1991, Sta-Rite purchased the operating assets of Aquality, Inc., a manufacturer of swimming pool accessories. In April 1992, Sta-Rite purchased a majority shareholder interest in Nocchi Pompe S.p.A., a manufacturer of small water pumps and related equipment, located near Pisa, Italy. During 1992, the Company increased its ownership interest in Filtron Technology Corp. to 21%.

        In July 1993, the Company acquired all of the outstanding stock of SHURflo through a merger. SHURflo is a manufacturer of small pumps for the food service, recreational vehicle, marine, industrial and water purification markets.

        In November 1993, Sta-Rite acquired Dega Research Pty, a
Melbourne, Australia-based manufacturer of pumps, filters and accessories for the pool and spa market. This acquisition made Sta-Rite the largest pool and spa equipment company in Australia, which is the second largest market in the world for these products.

        The Company (including subsidiaries) has 3,222 full-time equivalent employees.

(b)     Financial Information About Industry Segments

        Reference is made to "Financial Review-General Overview" included in Exhibit 13, which is hereby incorporated herein by reference.

(c)     Narrative Description of Business

                     1.  RETAIL DISTRIBUTION OF NATURAL GAS
A.      General

        Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin, where all of its business is conducted. At December 31, 1993, Wisconsin Gas distributed gas to approximately 485,000 residential, commercial and industrial customers in 487 communities throughout Wisconsin with an estimated population of 1,867,000 based on the State of Wisconsin's estimates for 1993. Wisconsin Gas is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities. See "Wisconsin Rate and Regulatory Matters."

B.      Gas Markets and Competition

        Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Most of Wisconsin Gas' large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. Wisconsin Gas offers transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers seek to purchase lower-priced spot market gas directly from producers or other sellers and arrange with pipelines and Wisconsin Gas to have the gas transported to their facilities. Wisconsin Gas actively assists customers in buying gas and arranging transportation. Wisconsin Gas also offers gas sales services that are priced to compete with these transportation services. Wisconsin Gas earns the same margin (difference between revenue and cost), whether it sells gas to customers or transports customer-owned gas.

        The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                                                            Year Ended
                                           ---------------------------------------------
                                         December 31, 1993           December 31, 1992
                                       ---------------------       ---------------------
                                      Thousands                   Thousands
Customer Class                       of Therms*     Percent      of Therms*     Percent
                                     ----------    ---------     ----------    ---------
Residential                            479,640         39.8        459,050         39.2
Commercial                             190,600         15.8        178,400         15.2
Large Volume Commercial and
  Industrial Firm                      152,460         12.7        144,880         12.4
Commercial and Industrial
  Interruptible                        208,490         17.3        173,880         14.9
Transported                            174,080         14.4        213,790         18.3
                                     ----------    ---------     ----------    ---------
Total Gas Purchased and
  Transported                        1,205,270        100.0      1,170,000        100.0
                                     ==========    =========     ==========    =========

*One therm equals 100,000 BTU's.

         The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to its customers. The remaining volumes represent quantities sold to customers by Wisconsin Gas.

         Wisconsin Gas has taken certain steps in recent years to enable it to compete in an increasingly competitive gas industry. Wisconsin Gas has instituted a service options program which provides customers an array of sales, transportation and related services from which they can choose. The service options program also assists Wisconsin Gas in identifying the peak day and annual gas requirements that Wisconsin Gas is obligated to supply. The service options program thus provides customers with a choice of services that they can select to meet their needs while defining Wisconsin Gas' obligation to obtain and sell gas to customers.

         In 1993, Wisconsin Gas introduced a gas supply management service aimed at its larger customers. Under this service, Wisconsin Gas manages the customer's gas supply. Gas management service customers are freed from the responsibilities imposed by Federal regulation of dealing with one or more gas suppliers, an interstate pipeline and a utility on a daily basis to order the precise gas supply and capacity necessary to meet their varying daily gas requirements. See "Gas Supply and Pipeline Capacity."

         In 1993, Wisconsin Gas added more than 14,000 customers, surpassing record totals for the fifth consecutive year. See
"Service Area Expansion".

         Up to 25% of Wisconsin Gas' Milwaukee area annual market requirements can be supplied through the interstate pipelines of either ANR Pipeline Company ("ANR") or Northern Natural Gas Company ("NNG"). This capability enhances competition between ANR and NNG for services to Wisconsin Gas and its customers, and Wisconsin Gas believes that such competition provides overall lower gas costs to all customers than otherwise would exist.

         Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that has installed capability to use gas or other fuels) depends upon Wisconsin Gas' success in obtaining long-term and short-term supplies of natural gas at marketable prices and its success in arranging or facilitating transportation service for those customers that desire to buy their own gas supplies. Although the dual-fuel market comprises approximately 32% of Wisconsin Gas' annual deliveries, it contributes only about 14% of the company's margin.

C.       Gas Supply and Pipeline Capacity

         (1)    General

         In recent years, the natural gas industry has undergone structural changes designed to increase competition. In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 which fundamentally restructured the interstate natural gas pipeline industry. Prior to Order No. 636, the pipelines serving Wisconsin Gas were major sellers of gas to Wisconsin Gas. They sold gas on a "bundled" or delivered-to-Wisconsin basis. Under Order No. 636, the pipelines are required to "unbundle" the sale of gas from the related transportation service. Consequently, pipelines may no longer provide the delivered-to-Wisconsin gas sales service. Rather, they must sell gas at or near the point of production in competition with other gas sellers. Under Order No. 636, purchasers such as Wisconsin Gas contract separately with one or more sellers for gas supply and with pipelines for capacity to move the gas to markets or into market area storage for future delivery. In the opinion of management, Order No. 636 will not have a material impact on Wisconsin Gas' earnings.

         ANR and NNG completed the transition to unbundled service on November 1, 1993. Consequently, Wisconsin Gas has replaced all of its "bundled" pipeline services with "unbundled" firm pipeline transportation and storage services and long-term contracts with producers and marketers for firm gas supply. Thus, 1993 was a transition year in which Wisconsin Gas purchased gas supply and capacity under interim arrangements with pipeline suppliers for much of the year and under the Order No. 636 restructured regime described above for the last two months of the year. The following table sets forth the sources and volumes of gas purchased by Wisconsin Gas and volumes of customer-owned gas transported by Wisconsin Gas.

                                                         Year Ended
                                     --------------------------------------------------
                                        December 31, 1993           December 31, 1992
                                     ----------------------      ----------------------
                                     Thousands                    Thousands
                                     of Therms*     Percent      of Therms*     Percent
                                     ----------     -------      ----------     -------
   Natural Gas Purchased
     ANR                               467,544        38.8         408,230        34.9
     NNG                                20,348         1.7          17,880         1.5
     Viking                             11,917         1.0           6,990         0.6
     Term contracts
       (in excess of 30 days)          398,197        33.0               -         0.0
     Spot Market                       133,184        11.1         523,110        44.7
                                     ----------     -------      ----------     -------
   Total Gas Purchased               1,031,190        85.6         956,210        81.7
   Customer Gas Transported            174,080        14.4         213,790        18.3
                                     ----------     -------      ----------     -------
   Total Gas Purchased
     and Transported                 1,205,270       100.0       1,170,000       100.0
                                     ==========     =======      ==========     =======

*One therm equals 100,000 BTU's.


   (2)  Pipeline Capacity

   Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the traditional Oklahoma and Texas basins; the Gulf of Mexico off-shore from Texas and Louisiana and the adjacent on-shore producing areas of those states; and western
Canada. Wisconsin Gas has contracted for long-term firm capacity on a relatively equal basis from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of Wisconsin Gas' supply portfolio and that Canada represents an important long-term source of reliable, competitively priced gas.

   Because of the seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted with ANR and NNG for substantial underground storage capacity, primarily in Michigan. There is no known underground storage capability in Wisconsin. Storage enables Wisconsin Gas to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-around. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

   Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                                            Maximum Daily
                                             (Thousands
                      Pipeline               of Therms*)
                -----------------           -------------
                ANR
                  Mainline                      3,175
                  Storage                       4,996
                NNG
                  Mainline                      1,226
                  Storage                         145
                Viking Mainline                    64
                                              -----------
                  Total                         9,606
                                              ===========
*One therm equals 100,000 BTU's.

         (3)  Long-Term Gas Supply

         Wisconsin Gas has long-term firm contracts with approximately 30 gas suppliers for gas produced in each of the three producing areas discussed above. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                                            Maximum Daily
                                             (Thousands
                                             of Therms*)
                                            -------------
               Domestic flowing gas             2,259
               Canadian flowing gas             1,396
               Storage withdrawals              5,157
                                            -------------
                   Total                        8,812
                                            =============

*One therm equals 100,000 BTU's.

         (4)  Spot Market Gas Supply

         Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate.
Wisconsin Gas has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

D.       Wisconsin Rate and Regulatory Matters

         (1)  Rate Matters

         Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

         Effective November 12, 1993, the PSCW granted Wisconsin Gas a $12.3 million general rate increase. Wisconsin Gas' authorized return on common equity was reduced from 12.75% to 11.8%.

         The PSCW has implemented a bi-annual rate case process for energy utilities pursuant to which Wisconsin Gas' next rate change would be effective November 1, 1995. In July 1993, Wisconsin Gas filed a proposal to adjust rates up to a ceiling amount. The ceiling amount is based on the latest allowed rates, adjusted annually for inflation and reduced by a predetermined productivity factor. A decision on the proposal is expected in April 1994. Wisconsin Gas is unable to predict whether the PSCW will approve its proposal.

         Wisconsin Gas' rates contain clauses providing for periodic adjustment, with PSCW approval, to reflect changes in purchased gas costs including the recovery of transition costs passed through by pipeline suppliers. See "Transition Cost Recovery Policy".

         (2)  Transition Cost Recovery Policy

         Under Order No. 636, interstate pipelines are permitted to recover certain costs incurred in the transition from the bundled sales service to the unbundled Order No. 636 regime. ANR and NNG have filed to recover transition costs. ANR and NNG may file in the future to recover additional transition costs, and Wisconsin Gas will bear a portion of such additional costs approved by the FERC. The PSCW has permitted Wisconsin Gas to recover transition costs from customers through its rates.

         In the judgment of management, the incurrence of these transition costs will have no material effect on Wisconsin Gas' operations or financial condition under current PSCW policy. See
Note 8 to Notes to Consolidated Financial Statements contained in
Exhibit 13, which note is hereby incorporated herein by reference.

         (3)  Service Area Expansion

         In recent years, Wisconsin Gas has increased its efforts to obtain regulatory approvals to extend gas service to previously unserved communities. In 1992, Wisconsin Gas extended service to 30 new communities and added 10,400 customers. In 1993, Wisconsin Gas extended service to 41 new communities and added more than 14,000 customers.

E.       Employees

         At December 31, 1993, Wisconsin Gas had 1,353 full-time equivalent active employees.

            2.  MANUFACTURING OF PUMPS AND WATER PROCESSING EQUIPMENT

A.       General

         The Company's manufacturing subsidiaries manufacture pumps and water processing equipment used to pump, control and filter water, and positive displacement pumps and other accessories used for fluid handling in a wide array of specialized applications and markets. Manufacturing and assembly activities are conducted in plants in the United States, United Kingdom, Canada, Germany, Italy, Australia, New Zealand and Russia.

B.       U.S. Operations

         Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, filters, and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, "hot tubs", jetted bathtubs, and fountains. The manufacturing businesses produce large higher pressure and capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

         Small, high performance pumps, and related fluids-handling products, are used in four primary markets: (1) the food service industry, where gas operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing; (2) the recreational vehicle and marine markets, where electric motor driven pumps are used for a variety of applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other applications including marine wash down, bilge and live well pumping; (3) industrial markets, where applications are concentrated in the soil extraction market for use in carpet cleaning machines, agricultural markets for spraying agricultural pesticides and fertilizers, and general industrial applications requiring fluid handling; and (4) the water purification industry, where electric motor driven pumps are used to pressurize reverse osmosis systems and for water transfer.

         Sales of pumps and water processing equipment are somewhat related to the seasons of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools and spas and for the food service and recreational vehicle markets. The Company's centrifugal pumps command a major share of the agricultural and irrigation centrifugal market. The Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Major brand names include "STA-RITE", "BERKELEY", "SHURflo", "FLOTEC", "TOWN & COUNTRY", "SWIMQUIP" and "AQUALITY."

         Domestic pumps and water products are sold and serviced primarily through a network of independent distributors, dealers and manufacturers' representatives serving the well drilling, hardware, plumbing, pump installing, irriga-tion, pool and spa, food service, recreational vehicle, marine, and industrial markets. Sales are also made on a private brand basis to large customers in all water products markets and to original equipment manufacturers.

         Backlog of orders for pumps and water products is not a significant indicator of future sales.

C.       International Operations

         International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 110 countries on six continents. Foreign manufacturing of products from imported and locally manufactured components is carried out by United Kingdom, German, Canadian, Australian, New Zealand, Italian, and Russian subsidiaries. The products sold in the international markets are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic sales, including exports, were 34% of 1993 manufacturing sales.

D.       Raw Materials and Patents

         Raw materials essential to the manufacturing operations are available from various established sources in the United States and overseas. The principal raw materials needed for production of the Company's primary lines of products include cast iron, aluminum and bronze castings for pumps; copper and aluminum wire for motors; stainless and carbon sheet steel, bar steel and tubing; plastic resins for injection molded components; and powdered metal components. The manufacturing units also purchase from third party suppliers completely assembled electric motors, plastic molded parts, elastomers for valves and diaphragms, components for electric motors, stamped and die cast metal parts, and hardware and electrical components. Although the manufacturing subsidiaries own a number of patents and hold licenses for manufacturing rights under other patents, no one patent or group of patents is critical to the success of the manufacturing businesses as a whole.

E.       Employees

         At December 31, 1993, the manufacturing businesses had 1,869 full time equivalent active employees.

             3.  EXPLORATION AND DEVELOPMENT OF OIL AND NATURAL GAS

         WEXCO was formed in 1978, a time of national gas shortages, primarily to develop additional future sources of energy for Wisconsin Gas. WEXCO participated in gas and oil exploration and development activities through financial participation with producers. In 1993, in connection with the Company's strategic decision to focus on its primary businesses, WEXCO sold substantially all of its assets.

Item 2.  PROPERTIES

(a)      Capital Expenditures

         The Company's capital expenditures for the year ended December 31, 1993, totaled $51.9 million. Retirements during this period totaled $40.0 million, of which $32.8 million represented the original cost of the WEXCO assets sold. See "Properties - Exploration and Development of Oil and Natural Gas." Except as discussed in "Legal Proceedings", the Company does not expect to make any material capital expenditures for environmental control facilities in 1994.

(b)      Retail Distribution of Natural Gas

         Wisconsin Gas owns a distribution system which, on December 31, 1993, included approximately 7,800 miles of distribution and transmission mains, 399,000 services and 488,000 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas also owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering sta-tions, peaking facilities and its major service centers, including garage and warehouse facilities.

         The Milwaukee and other office buildings, the principal service facilities and the gas distribution systems of Wisconsin Gas are owned by it in fee subject to the lien of its Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, under which its first mortgage bonds are issued, and to permissible encumbrances as therein defined. Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.

(c)      Manufacturing of Pumps and Water Processing Equipment

         The manufacturing businesses have 12 manufacturing facilities located in California (2), Nebraska, Wisconsin (2), Germany, Italy (2), Australia (2), New Zealand and Russia. These plants contain a total of approximately 790,000 square feet of floor space. These businesses also own or lease seven sales/distribution facilities in the United States, six in Australia, two each in France and England, and one each in Canada and Singapore.

(d)      Exploration and Development of Oil and Natural Gas

         In 1993, WEXCO sold substantially all of its assets for approximately their book value of $4.0 million.

Item 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, other than ordinary routine litigation incidental to the Company's businesses, to which the Company or any of its subsidiaries is a party, except as discussed below. There are no material legal proceedings to which any officer or director of the Company or any of its subsidiaries is a party or has a material interest adverse to the Company. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company or any of its subsidiaries is or would be a party.

         Sta-Rite has entered into a contract with the Wisconsin Department of Natural Resources ("DNR") to perform and complete the Remedial Investigation/Feasibility Study and Remedial Design/Remedial Action phases of the Federal Superfund environmental process for the Delavan, Wisconsin Municipal Well No. 4, which is located close to one of Sta-Rite's facilities. In 1990 and 1991, Sta-Rite provided reserves to cover the estimated costs under the contract. No additions to reserves were required in 1992 or 1993. Although management believes the amounts reserved will be adequate to effect any necessary remediation, there is a possibility that unexpected additional costs may be incurred.

         Sta-Rite, along with other generators, has been sued by Waste Management of Wisconsin, Inc. for cleanup costs relating to a landfill near Sta-Rite's former Deerfield operation. Sta-Rite has established reserves to cover reasonable costs associated with this litigation.

         Sta-Rite has been notified by two environmental groups in California of their intent to pursue litigation against a number of submersible pump manufacturers, including Sta-Rite, for violations of the state's health and safety code (Proposition 65). The
Company is in the process of evaluating the claims.

         Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1993, the Company has accrued $40 million for cleanup costs in addition to $1.6 million of costs already incurred. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability.

         A formal remediation plan is currently being developed for presentation to the DNR. Following plan approval and pilot studies, remediation will commence. Barring unforeseen delays, expenditures by Wisconsin Gas on this remediation work will commence in 1994 and increase in future years as plan approvals are obtained. Expenditures over the next three years are expected to total approximately $20 million. Although most of the work and costs will be incurred in the first few years of the plan, monitoring of the sites and other necessary actions may last up to 30 years.

         Wisconsin Gas is pursuing recovery of these costs from insurance carriers. Any amounts not recoverable from insurance carriers will be allowed full recovery in rates, based on recent PSCW orders. Accordingly, the accrual has been offset by a deferred charge to a regulatory asset. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return. As of December 31, 1993, $1.6 million of such costs have been incurred.

         In 1992, the owner of a portion of one of the properties on which manufactured gas operations were conducted commenced suit in Federal district court against Wisconsin Gas. The suit, which was settled in 1993, generally sought indemnity and contribution under Federal statutes and alleged that Wisconsin Gas is liable for remediating the environmental conditions found to be caused by any releases of hazardous substances from the gasification activities at the site. Under the settlement, Wisconsin Gas has agreed to indemnify the owner from any remediation costs attributable to the release of hazardous substances from the gasification activities on the site. In the judgment of management, the settlement does not materially change Wisconsin Gas' responsibility as required by Federal or state statutes for remediating the environmental conditions found to be caused by any releases of hazardous substances from the gasification activities at the site, which ceased about 40 years ago, the cost of any remediation actions that may be required, or its ability to recover such costs in its rates or from insurers.

         Wisconsin Gas also owns a service center that is constructed on a site that was previously owned by the City of Milwaukee and was used by the City as a public dump site.
Wisconsin Gas has conducted a site assessment at the request of the DNR and has sent the report of its assessment to the DNR. Management cannot predict whether or not the DNR will require any remediation action, nor the extent or cost of any remediation actions that may be required. In the judgment of management, any remediation costs incurred by Wisconsin Gas will be recoverable from the City of Milwaukee or in Wisconsin Gas' rates.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the names, ages, and offices held of the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders in April.

        Name                  Age                      Offices Held
- --------------------         ----      ----------------------------------------------
George E. Wardeberg           58       President and Chief Executive Officer of the
                                       Company; Chairman and Chief Executive Officer
                                       of Sta-Rite; Chairman of Wisconsin Gas and
                                       SHURflo.

Thomas F. Schrader            44       Vice President of the Company and President and
                                       Chief Executive Officer of Wisconsin Gas

James C. Donnelly             48       Vice President of the Company and President and
                                       Chief Operating Officer of Sta-Rite

Joseph P. Wenzler             52       Vice President, Treasurer and Chief Financial
                                       Officer of the Company; Vice President and
                                       Chief Financial Officer of Wisconsin Gas; and
                                       Treasurer and Secretary of SHURflo

Robert A. Nuernberg           54       Secretary of the Company and Vice President-
                                       Corporate Relations and Secretary of Wisconsin
                                       Gas

         Mr. Wardeberg was elected to his current positions effective February 1, 1994. Prior thereto he was President and Chief Operating Officer of the Company and Vice Chairman and Chief Executive Officer of Sta-Rite from 1992 to 1994; Vice Chairman of
Wisconsin Gas and SHURflo from 1993 to 1994; and Vice President-
Water Systems of Sta-Rite from 1989 to 1992. Prior thereto, he was Vice Chairman and Chief Operating Officer of Whirlpool Corporation.

         Mr. Schrader was elected Vice President of the Company in 1988 and President and Chief Executive Officer of Wisconsin Gas in 1990. Prior thereto, he served as President and Chief Operating Officer of Wisconsin Gas from 1988 to 1990, Executive Vice President from 1986 to 1988, Vice President and Assistant to the Chairman from 1985 to 1986, and Vice President-Market Services from 1983 to 1985. He held several other positions with Wisconsin Gas from 1978 to 1983.

         Mr. Donnelly was elected President and Chief Operating Officer of Sta-Rite in 1992. Previously he served as Vice President, Treasurer and Chief Financial Officer of the Company and Wisconsin Gas since 1990. He continues as a Vice President of the Company. Mr. Donnelly joined the Company and Wisconsin Gas in 1987 as Vice President and Treasurer. Prior thereto, he served as Vice President-Finance of Eastern Gas and Fuel Associates from 1984 to 1987 and as Vice President-Finance of Boston Gas Company, a subsidiary of Eastern Gas and Fuel Associates, from 1978 to 1984.

         Mr. Wenzler was elected Vice President, Treasurer and Chief Financial Officer of the Company and Vice President and Chief Financial Officer of Wisconsin Gas in 1992. Prior thereto, he served as Vice President of the Company and President and Chief Executive Officer of Sta-Rite from 1990 to 1992, President and
Chief Operating Officer from 1986 to 1990, Executive Vice President from 1985 to 1986, Vice President-Finance, Secretary and Treasurer from 1984 to 1985, and Vice President-Finance and Treasurer from 1981 to 1984.

         Mr. Nuernberg was elected Secretary of the Company in 1987 and Vice President-Corporate Relations and Secretary of Wisconsin Gas in 1988. Prior thereto, he served as Vice President-Law and Secretary of Wisconsin Gas from 1983 to 1988 and as Secretary from 1982 to 1983.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         The Company's common stock and the associated common stock purchase rights (which do not currently trade independent of the common stock) are traded on the New York Stock Exchange. For information regarding the high and low sales prices for the Company's common stock and dividends paid per share in each quarter of 1993 and 1992, see "Investor Information" included in Exhibit 13, which is hereby incorporated herein by reference.

         At December 31, 1993, there were 17,091 holders of record of WICOR common stock.

         The Company's ability to pay dividends is dependent to a great extent on the ability of its subsidiaries to pay dividends.
The Wisconsin Business Corporation Law and the indentures and agreements under which debt of the Company and its subsidiaries is outstanding each contain certain restrictions on the payment of dividends on common stock by the Company's subsidiaries. See Note
6 of Notes to Consolidated Financial Statements contained in
Exhibit 13, which note is hereby incorporated herein by reference.

         By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case. Wisconsin Gas may pay dividends in excess of the projected dividend amount so long as payment will not cause its equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $16 million of dividends to the Company during the 12 months ending October 31, 1994. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, which note is hereby incorporated herein by reference. The PSCW desires Wisconsin Gas to target its common equity level at 43% to 50% of total capitalization. For the year ended December 31, 1993, Wisconsin Gas' average common equity level was 45.16%.

         In addition, $8.6 million of Sta-Rite net assets at December 31, 1993, plus 50% of Sta-Rite future earnings, are available for dividends to the Company. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, which note is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to "Selected Financial Data" included in
Exhibit 13, which is hereby incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

         Reference is made to "Financial Review" included in Exhibit 13, which is hereby incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the WICOR, Inc. consolidated balance sheet and consolidated statement of capitalization as of December 31, 1993 and 1992, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1993, together with the report of independent public accountants dated February 11, 1994, all appearing in Exhibit 13, which is hereby incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in or disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure required to be reported pursuant to this item.

                                    PART III

Item     10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 10, 1994, which is hereby incorporated herein by reference, for the names, ages, business experience and other information regarding directors and nominees for director of the Company. See "Executive Officers of the Registrant" for information regarding executive officers of the Company.

Item     11.  EXECUTIVE COMPENSATION

         Reference is made to "Executive Compensation" included in the WICOR proxy statement dated March 10, 1994, which is hereby incorporated herein by reference, for information on compensation of executive officers of the Company; provided, however, that the subsections entitled "Board Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Information" shall not be deemed to be incorporated herein by reference.

Item     12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

         Reference is made to "Security Ownership of Management" included in the WICOR proxy statement dated March 10, 1994, which is hereby incorporated herein by reference, for information regarding voting securities of the Company beneficially owned by its directors and officers.

Item     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 10, 1994, which is hereby incorporated herein by reference, for the information required to be disclosed under this item.

                                    PART IV

Item     14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual
         Report on Form 10-K:

         1. and 2. All Financial Statements and financial statement schedules. The WICOR, Inc. consolidated balance sheet and statement of capitalization as of December 31, 1993 and 1992, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1993, together with the report of independent public accountants dated February 11, 1994, included in Exhibit 13, which is incorporated herein by reference.

               Financial statement schedules.

         Schedule  III  --         Condensed Statements of Income,
                                   Retained Earnings and Cash Flows
                                   (Parent Company Only) for the Years
                                   Ended December 31, 1993, 1992 and
                                   1991; Condensed Balance Sheet (Parent
                                   Company Only) as of December 31, 1993
                                   and 1992; Notes to Parent Company
                                   Only Financial Statements.

         Schedule    V  --         Property, Plant and Equipment for the
                                   Years Ended December 31, 1993, 1992
                                   and 1991.

         Schedule   VI  --         Accumulated Depreciation, Depletion
                                   and Amortization for the Years Ended
                                   December 31, 1993, 1992 and 1991.

         Schedule VIII  --         Valuation and Qualifying Accounts for
                                   the Years Ended December 31, 1993,
                                   1992 and 1991.

         Schedule   IX  --         Short-term Borrowings for the Years
                                   Ended December 31, 1993, 1992 and
                                   1991.

         Schedule    X  --         Supplementary Income Statement In-
                                   formation for the Years Ended
                                   December 31, 1993, 1992 and 1991.

           Financial statement schedules other than those referred to above have been omitted as not applicable or not required.

           3.   Exhibits

                3.1      WICOR, Inc. Restated Articles of
                         Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for 1992).

                3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 No. 33-50781).

                4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to Milwaukee Gas Light Company's Registration Statement No. 2-8631).

                4.2 Eleventh Supplemental Indenture dated as of February 15, 1982, between Wisconsin Gas Company and Mellon Bank, N.A., and N. R. Smith, Trustees (incorporated by reference to Exhibit 4.5 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-43729).

                4.3 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incor-porated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-43729).

                4.4 Indenture dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639).

                4.5 Officers' Certificate, dated as of November 28, 1990, setting forth the terms of Wisconsin Gas Company's 9-1/8% Notes due 1997 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for November, 1990).

                4.6 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for November, 1991).

                4.7 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company' Form 8-K Current Report for September, 1993).

                4.8 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit
                         4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

                4.9 Note Agreement dated as of December 1, 1986, among Sta-Rite Industries, Inc., Principal Mutual Life Insurance Company, Aid Association for Lutherans, AAL Employees' Retirement Trust and AAL Savings Plan Trust relating to $12,000,000 Promissory Notes due December 1, 1993 (incorporated by reference to Exhibit 4-Q to the Company's Form 10-K Annual Report for
                         1986).

                4.10 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Sta-Rite Industries, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

                4.11 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit
                         4.1 to the Company's Quarterly  Report  on
                         Form 10-Q dated as of August 9, 1993).

                4.12 Rights Agreement dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-K current report for August, 1989).

                4.13 Loan Agreement, dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.16 to the Company's Form 10-K Annual Report for 1991).

                4.14 Guaranty, dated as of November 4, 1991, from WICOR, Inc. to and for the benefit of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.17 to the Company's Form 10-K Annual Report for 1991).

                         Sta-Rite Industries, Inc., a wholly-owned subsidiary of the Registrant, is the obligor under various loan agreements in connection with facilities financed through the issuance of industrial development bonds. The loan agreements and the additional documentation relating to these bond issues are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these documents will be furnished to the Securities and Exchange Commission upon request.

                10.1 Service Agreement dated as of January 1, 1988, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., and WEXCO of Delaware, Inc. (incorporated by reference to Exhibit
                         10.1 to the Company's Form 10-K Annual Report for 1988).

                10.2 Endorsement of SHURflo Pump Manufacturing Co. dated as of July 28, 1993, to Service
                         Agreement among WICOR, Inc., Wisconsin Gas
                         Company, Sta-Rite Industries, Inc., and WEXCO of Delaware, Inc.

                10.3# WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-67134).

                10.4# Forms of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K Annual Report for 1991).

                10.5# WICOR, Inc. 1992 Director Stock Option Plan, (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-67132).

                10.6# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-67132).

                10.7# WICOR, Inc. 1994 Officers' Incentive Compen-sation Plan.

                10.8# Wisconsin Gas Company Principal Officers' Supplemental Retirement Income Program.

                10.9# Wisconsin Gas Company 1994 Officers' Incentive Compensation Plan.

                10.10#   Wisconsin Gas Company Officers' Medical
                         Expense Reimbursement Plan (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K Annual Report for 1992).

                10.11# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit
                         10.24 to the Company's Form 10-K Annual Report for 1992).

                10.12# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for 1990).

                10.13# Sta-Rite Industries, Inc. Officers Supple-mental Retirement Income Program (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual Report for 1989).

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                10.14#   Sta-Rite Industries, Inc. 1994 Officers'
                         Incentive Compensation Plan.

                10.15#   Sta-Rite Industries, Inc. Group Travel
                         Accident Plan (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K
                         Annual Report for 1992).

                10.16# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit
                         10.29 to the Company's Form 10-K Annual Report for 1992).

                         "Financial Review" portions of WICOR, Inc.
                         1993 Annual Report to Shareholders, including:
                         General Overview, Results of Operations,
                         Liquidity and Capital Resources, Report of
                         Independent Public Accountants, Consolidated
                         Statement of Income, Consolidated Balance
                         Sheet, Consolidated Statement of Cash Flows,
                         Consolidated Statement of Capitalization,
                         Consolidated Statement of Common Equity,
                         Quarterly Financial Data (Unaudited), Notes to Consolidated Financial Statements, Selected Financial Data, and Investor Information.

                13* "Financial Review" portion of the WICOR, Inc. 1993 Annual Report to Shareholders.

                21       Subsidiaries of WICOR, Inc.


                23       Consent of independent public accountants.

                99 WICOR, Inc. proxy statement dated March 10, 1994. (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)

(b)        Reports on Form 8-K.

           No Form 8-K Current Report was filed during the fourth quarter of 1993.

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WICOR, Inc.


Date:  March 29, 1994            By       JOSEPH P. WENZLER
                                 -----------------------------------
                                     Vice President, Treasurer, and
                                        Chief Financial Officer



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  WICOR, Inc.

       Signature                          Title                          Date
- ------------------------       -------------------------            -----------------
GEORGE E. WARDEBERG
- ------------------------
George E. Wardeberg            President, Chief Executive           March 29, 1994
                               Officer and Director
                               (Principal Executive Officer)

JOSEPH P. WENZLER
- ------------------------
Joseph P. Wenzler              Vice President, Treasurer            March 29, 1994
                               and Chief Financial Officer
                               (Principal Financial Officer
                               and Principal Accounting
                               Officer)

WENDELL F. BUECHE              Director                             March 29, 1994
- ------------------------
Wendell F. Bueche

WILLIE D. DAVIS                Director                             March 29, 1994
- ------------------------
Willie D. Davis

JAMES L. FORBES                Director                             March 29, 1994
- ------------------------
James L. Forbes

JERE D. MCGAFFEY               Director                             March 29, 1994
- ------------------------
Jere D. McGaffey

DANIEL F. MCKEITHAN, JR.       Director                             March 29, 1994
- ------------------------
Daniel F. McKeithan, Jr.

GUY A. OSBORN                  Director                             March 29, 1994
- ------------------------
Guy A. Osborn

THOMAS F. SCHRADER             Director                             March 29, 1994
- ------------------------
Thomas F. Schrader

STUART W. TISDALE              Director                             March 29, 1994
- ------------------------
Stuart W. Tisdale

ESSIE M. WHITELAW              Director                             March 29, 1994
- ------------------------
Essie M. Whitelaw

WILLIAM B. WINTER              Director                             March 29, 1994
- ------------------------
William B. Winter



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To WICOR, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in
Exhibit 13 to this Form 10-K, and have issued our report thereon dated February 11, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for income taxes and postretirement benefits other than pensions in 1992 as discussed in Notes 3 and 10 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedules III, V, VI, VIII, IX and
X are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                              ARTHUR ANDERSEN & CO.

Milwaukee, Wisconsin,
February 11, 1994.

                              Schedule III - Condensed
                         Parent Company Financial Statements

                                     WICOR, INC.
                                (Parent Company Only)
                                 Statement of Income



                                                    Year Ended December 31,
                                               --------------------------------
                                                 1993        1992        1991
                                               --------------------------------
                                                    (Thousands of Dollars)
Income:
  Equity in income(loss) of subsidiaries
  after dividends:
    Wisconsin Gas Company...................   $  3,870    $  4,060    $  1,086
    Sta-Rite Industries, Inc................      2,506      (2,540)
(833)
    Shurflo Pump Manufacturing Co...........      2,865       2,295       1,439
    Wexco of Delaware, Inc..................       (118)        401
(760)
    Filtron Technology, Inc.................        233         167           -
                                               --------    --------    --------
                                                  9,356       4,383         932
  Cash dividends from:
    Wisconsin Gas Company...................     16,000      14,000      16,000
    Sta-Rite Industries, Inc................      5,000       5,000       5,000
    Shurflo Pump Manufacturing Co...........        500           -           -
    Wexco of Delaware, Inc..................          -           -       1,000
  Interest income...........................        267         451         594
                                               --------    --------    --------
                                                 31,123      23,834      23,526
                                               --------    --------    --------
Expenses:
  Operating (Supplemental Note B)...........      1,942       1,333         494
  Interest .................................        259          63         125
                                               --------    --------    --------
                                                  2,201       1,396         619
                                               --------    --------    --------

Income Before Parent Company Income Taxes...     28,922      22,438      22,907
Income Taxes................................       (391)       (326)
(59)
                                               --------    --------    --------
Income Before Cumulative Effects of
  Accounting Changes........................     29,313      22,764      22,966
Cumulative Effects of Accounting Changes:
  Postretirement benefits other than
    pensions (net of income tax benefit of
    $4,110).................................          -      (6,165)          -
  Income taxes .............................          -      (1,800)          -
                                               --------    --------    --------
Net Income..................................   $ 29,313    $ 14,799    $ 22,966
                                               ========    ========    ========

The accompanying notes are an integral part of this statement.
/TABLE

                              Schedule III - Condensed
                   Parent Company Financial Statements (continued)

                                     WICOR, INC.
                                (Parent Company Only)
                           Statement of Retained Earnings


                                                    Year Ended December 31,
                                               --------------------------------
                                                 1993        1992        1991
                                               --------------------------------
                                                    (Thousands of Dollars)
Balance - Beginning of Year.................   $ 90,102    $ 97,906    $ 96,087
  Add:
    Net income..............................     29,313      14,799      22,966
                                               --------    --------    --------
                                                119,415     112,705     119,053

  Deduct:
    Cash dividends on common stock..........     24,099      21,869      20,437
    Other...................................        673         734         710
                                               --------    --------    --------
Balance - End of Year ......................   $ 94,643    $ 90,102    $ 97,906
                                               ========    ========    ========



The accompanying notes are an integral part of this statement.

/TABLE

                              Schedule III - Condensed
                Parent Company Only Financial Statements (continued)

                                     WICOR, INC.
                               Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents

                                                    Year Ended December 31,
(Thousands of Dollars)                         --------------------------------
                                                 1993        1992        1991
                                               --------------------------------
Operations-
  Net income ...............................   $ 29,313    $ 14,799   $ 22,966
  Adjustments to reconcile net income to
   net cash flows:
    Equity in (income) losses of
      subsidiaries..........................     (9,356)     (4,383)      (932)
    Cumulative effect of change in
      accounting principles, net of income
      tax benefit of $4,110.................          -       7,965          -
    Change in deferred income taxes.........        (73)        (73)         -
    Change in intercompany receivables......     (7,342)      4,285       (341)
    Change in income taxes payable..........      6,923      (3,445)       972
    Change in other current assets..........         98        (124)       543
    Change in other current liabilities.....        178         176       (843)
    Change in other non-current assets and
      liabilities...........................       (185)       (578)      (154)
                                               ---------   ---------  ---------
                                                 19,556      18,622     22,211
                                               ---------   ---------  ---------
Investment Activities-
  Investments in subsidiaries...............    (12,000)    (15,000)    (4,000)
  Acquisitions..............................          -      (3,202)         -
                                               ---------   ---------  ---------
                                                (12,000)    (18,202)    (4,000)
                                               ---------   ---------  ---------
Financing Activities-
  Issuance of common stock..................     16,682       6,081     11,844
  Dividends paid on common stock, less
    amounts reinvested......................    (21,450)    (19,458)   (18,304)
                                               ---------   ---------  ---------
                                                 (4,768)    (13,377)    (6,460)
                                               ---------   ---------  ---------
Change in Cash and Cash Equivalents.........      2,788     (12,957)    11,751
Cash and Cash Equivalents at Beginning
  of Year...................................      4,317      17,274      5,523
                                               ---------   ---------  ---------
Cash and Cash Equivalents at End of Year....   $  7,105    $  4,317   $ 17,274
                                               =========   =========  =========

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
  Interest..................................   $      1    $     36   $     89
  Income taxes..............................      2,805        (462)       (36)

The accompanying notes are an integral part of this statement.

/TABLE

                              Schedule III - Condensed
                         Parent Company Financial Statements (continued)

                                     WICOR, INC.
                                (Parent Company Only)
                                    Balance Sheet
                                                            As of December 31,
                                                         ----------------------
             (Thousands of Dollars)                         1993        1992
                                                         ----------------------
Assets
- ------
Current Assets:
  Cash and cash equivalents............................. $   7,105   $   4,317
  Intercompany receivable (Supplemental Note A).........     2,162      (5,180)
  Deferred income taxes.................................       146           -
  Other.................................................       112         210
                                                         ---------   ---------
                                                             9,525        (653)
                                                         ---------   ---------
Investment in Subsidiaries, at equity:
  Wisconsin Gas Company.................................   174,648     158,551
  Sta-Rite Industries, Inc..............................    75,397      74,362
  Shurflo Pump Manufacturing Co.........................    11,639       9,458
  Wexco of Delaware, Inc................................     4,308       4,426
  Filtron Technology, Inc...............................     3,623       3,418
                                                          ---------   ---------
                                                           269,615     250,215
                                                          ---------   ---------
Deferred Taxes .........................................         -          73
Deferred Charges and Other..............................       591         655
                                                          ---------   ---------
                                                          $ 279,731   $ 250,290
                                                          =========   =========
Liabilities and Capitalization
- ------------------------------
Current Liabilities:
  Income taxes payables ................................ $   2,875   $  (4,048)
  Other.................................................       353         175
                                                         ---------   ---------
                                                             3,228      (3,873)
                                                         ---------   ---------
Deferred Credits........................................    (1,257)        275
                                                         ---------   ---------
Capitalization:
  ESOP loan guarantee (Supplemental Note C).............     7,484       8,601
  Common equity:
    Common stock, $1 par value, authorized 60,000,000
      shares; outstanding 16,407,000 and 15,722,000
      shares, respectively .............................    16,407      15,722
    Other paid-in-capital ..............................   166,710     148,064
    Retained earnings ..................................    94,643      90,102
    Unearned compensation (Supplemental Note C).........    (7,484)     (8,601)
                                                         ---------   ---------
                                                           277,760     253,888
                                                         ---------   ---------
                                                         $ 279,731   $ 250,290
                                                         =========   =========
The accompanying notes are an integral part of this statement.
/TABLE

                              Schedule III - Condensed
                   Parent Company Financial Statements (continued)

                                     WICOR, INC.

                  Notes to Parent Company Only Financial Statements


   The following are supplemental notes to the WICOR, Inc. (Parent Company Only) financial statements and should be read in conjunction with the WICOR, Inc. Consolidated Financial Statements and Notes thereto included herein under Item 8:


SUPPLEMENTAL NOTES

A. Net amounts due from subsidiaries result from intercompany transactions including advances and federal income tax liabilities, less payments of expenses by subsidiaries on behalf of WICOR, Inc.

B. During 1993, 1992 and 1991, the parent company allocated certain administrative and operating expenses to the following subsidiaries using an allocation method approved by the PSCW:

                                      1993          1992          1991
                                  -----------   -----------   -----------
 Wisconsin Gas Company            $1,507,000    $1,325,000    $1,052,000
 Sta-Rite Industries, Inc.           747,000       757,000       684,000
 Shurflo Pump Manufacturing Co.      127,000             -             -
 Wexco of Delaware, Inc.               7,000        21,000        18,000
                                  -----------   -----------   ------------
                                  $2,388,000    $2,103,000    $1,754,000
                                  ===========   ===========   ============


C. In November 1991, WICOR, Inc. (Parent Company Only) established an Employee Stock Ownership Plan (ESOP) covering non-union employees of Wisconsin Gas. Because the parent company has guaranteed the loan, the unpaid balance is shown as a liability on the balance sheet with a like amount of unearned compensation recorded as a reduction of stockholders' equity.

      The ESOP trustee is repaying the $10 million loan with dividends paid on the shares of WICOR common stock in the ESOP and with Wisconsin Gas contributions to the ESOP.

                                                   WICOR, INC.                                Schedule V
                                    Schedule V--PROPERTY, PLANT AND EQUIPMENT
                                          Year Ended December 31, 1993

                                                                   Retirements
                                            Balance at              or Sales       Other      Balance at
                                            Beginning                at Cost      Changes       End of
                                            of Period   Additions   (Note 1)     (Note 2)       Period
                                           -----------  ---------  -----------  -----------   ----------
GAS DISTRIBUTION                                                 (THOUSANDS OF DOLLARS)
- --------------------------------------
  GAS UTILITY PLANT, at original cost:
    Production                               $    784    $     8      $     6       $    -     $    786
    Storage                                     1,377          -            -            -        1,377
    Transmission                               14,106          -            -            -       14,106
    Distribution                              536,571     29,569        1,910            -      564,230
    General                                    82,017     14,486        3,073            -       93,430
    Construction work in progress               3,289     (2,326)           -            -          963
    Intangibles                                   211          -            -            -          211
                                           -----------  ---------  -----------  -----------   ----------
                                              638,355     41,737        4,989            -      675,103
  OTHER PHYSICAL PROPERTY, at cost              4,508        516          159            -        4,865
                                           -----------  ---------  -----------  -----------   ----------
            Total                             642,863     42,253        5,148            -      679,968
                                           -----------  ---------  -----------  -----------   ----------
MANUFACTURING
- -------------------------------
  LAND                                          3,185         (7)         167          105        3,116
  BUILDINGS                                    21,716        775          545          351       22,297
  MACHINERY AND EQUIPMENT                      61,630      9,140        1,267         (690)      68,813
  CONSTRUCTION WORK IN PROGRESS                 3,608       (255)           -          157        3,510
                                           -----------  ---------  -----------  -----------   ----------
            Total                              90,139      9,653        1,979          (77)      97,736
                                           -----------  ---------  -----------  -----------   ----------

OIL AND GAS                                    32,838          -       32,838            -            -
                                           -----------  ---------  -----------  -----------   ----------
    Total property, plant and equipment      $765,840    $51,906      $39,965         $(77)    $777,704
                                           ===========  =========  ===========  ===========   ==========

Note 1 - Retirements for gas distribution include $100,000 of land.
Note 2 - Other Changes within Manufacturing - Machinery and Equipment include $212,000 of additions for the two month's ended December 31, 1992.  See Note 2 within Notes to Consolidated Financial
         Statements.
/TABLE

                                      WICOR, INC.                                           Schedule V
                        Schedule V--PROPERTY, PLANT AND EQUIPMENT
                              Year Ended December 31, 1992

                                      Balance at               Retirements                    Balance at
                                      Beginning                  or Sales     Other Changes     End of
                                      of Period    Additions     at Cost         (Note 1)       Period
                                      ----------   ---------   -----------    -------------   ----------
GAS DISTRIBUTION                                            (THOUSANDS OF DOLLARS)
- ---------------------
 GAS UTILITY PLANT, at original cost:
   Production                         $      784   $       -   $         -    $           -   $      784
   Storage                                 1,377           -             -                -        1,377
   Transmission                           14,108           -             2                -       14,106
   Distribution                          486,298      52,589         1,834             (482)     536,571
   General                                73,838       9,594         1,975              560       82,017
   Construction work in progress           4,000        (711)            -                -        3,289
   Intangibles                               211           -             -                -          211
                                      ----------   ---------   -----------    -------------   ----------
                                         580,616      61,472         3,811               78      638,355
 OTHER PHYSICAL PROPERTY, at cost          4,149         653           216              (78)       4,508
                                      ----------   ---------   -----------    -------------   ----------
           Total                         584,765      62,125         4,027                -      642,863
                                      ----------   ---------   -----------    -------------   ----------
MANUFACTURING
- -------------------------
 LAND                                      1,631         111            39            1,482        3,185
 BUILDINGS                                18,761         650           102            2,407       21,716
 MACHINERY AND EQUIPMENT                  55,465       9,864         2,908             (791)      61,630
 CONSTRUCTION WORK IN PROGRESS             4,545      (1,577)            -              640        3,608
                                      ----------   ---------   -----------    -------------   ----------
           Total                          80,402       9,048         3,049            3,738       90,139
                                      ----------   ---------   -----------    -------------   ----------
OIL AND GAS                               32,397         700           259                -       32,838
                                      ----------   ---------   -----------    -------------   ----------
 Total property, plant and equipment  $  697,564   $  71,873   $     7,335    $       3,738   $  765,840
                                      ==========   =========   ===========    =============   ==========

Note 1 -    The Nocchi acquisition accounts for $1,653,000, $2,634,000, $2,542,000 and $65,000 of land, buildings, machinery and equipment and construction in progress, respectively, in manufacturing's other changes. The reclass of a mainframe computer residual resulted in a writedown of gross basis of ($1,148,000) in manufacturing machinery and equipment.  Most other changes are due to currency adjustments and other reclassifications between categories.
/TABLE

                                                   WICOR, INC.                                Schedule V
                                    Schedule V--PROPERTY, PLANT AND EQUIPMENT
                                          Year Ended December 31, 1991

                                                               Retirements
                                      Balance at                 or Sales                     Balance at
                                      Beginning                  at Cost      Other Changes     End of
                                      of Period    Additions     (Note 1)        (Note 2)       Period
GAS DISTRIBUTION                      ----------   ---------   -----------    -------------   ----------
- ---------------------                                        (THOUSANDS OF DOLLARS)
  GAS UTILITY PLANT, at original cost:
    Production                        $      784   $       -   $         -    $           -   $      784
    Storage                                1,377           -             -                -        1,377
    Transmission                          14,177          24             2              (91)      14,108
    Distribution                         465,423      22,863         1,988                -      486,298
    General                               68,312       8,088         2,562                -       73,838
    Construction work in progress            993       3,007             -                -        4,000
    Intangibles                              211           -             -                -          211
                                      ----------   ---------   -----------    -------------   ----------
                                         551,277      33,982         4,552              (91)     580,616
  OTHER PHYSICAL PROPERTY, at cost         3,783         491           216               91        4,149
                                      ----------   ---------   -----------    -------------   ----------
            Total                        555,060      34,473         4,768                0      584,765
                                      ----------   ---------   -----------    -------------   ----------
MANUFACTURING
- -------------------------
  LAND                                     1,470           -             -              161        1,631
  BUILDINGS                               16,370         447             -            1,944       18,761
  MACHINERY AND EQUIPMENT                 53,307       7,724         5,997              431       55,465
  CONSTRUCTION WORK IN PROGRESS            2,575       2,126             -             (156)       4,545
                                      ----------   ---------   -----------    -------------   ----------
            Total                         73,722      10,297         5,997            2,380       80,402
                                      ----------   ---------   -----------    -------------   ----------
OIL AND GAS                               32,218         343           164                -       32,397
                                      ----------   ---------   -----------    -------------   ----------
  Total property, plant and equipment $  661,000   $  45,113   $    10,929    $       2,380   $  697,564
                                      ==========   =========   ===========    =============   ==========

Note  1 -   Retirements for gas distribution include $46,000 of land.
Note  2 -   The other change in manufacturing buildings includes $2,113,000 for reclassifying Webster buildings that were not sold in the divestiture from net assets from discontinued operations to buildings.  The other change in manufacturing machinery and equipment is primarily comprised of the purchase of Aquality machinery.
/TABLE

WICOR, Inc.             SCHEDULE VI-- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION   Schedule VI
                                                 Year Ended December 31, 1993
                                          Additions (Note 3)             Deductions
   (Thousands of Dollars)               Provisions Charged to   ------------------------------
                           Balance at  ------------------------   Retirements   Removal         Balance
                           Beginning              Clearing and     or Sales   Cost, Less       at End of
GAS DISTRIBUTION (Note 1)  of Period    Income   Other Accounts    at Cost     Salvage   Other   Period
- ------------------------- -----------  --------  -------------- ------------- ---------- ----- ---------
GAS UTILITY PLANT:
  General                   $293,462   $27,624       $    -          $ 3,002       $783  $   -  $317,301
  Amortization of other
    limited-term utility
    investments                1,439       268            -                -          -      -     1,707
  Trans., tools and equip.     8,512         -        1,610            1,887       (405)   404     8,236
  Retire. work in progress         -         -            -                -          -      -         -
                          -----------  --------  -------------- ------------- ---------- ------ --------
                             303,413    27,892(a)     1,610            4,889        378    404   327,244
OTHER PHYSICAL PROPERTY        2,638       536(b)         -              159          -      -     3,015
                          -----------  --------  -------------- ------------- ---------- ------ --------
 Total                       306,051    28,428        1,610            5,048        378    404   330,259
                          -----------  --------  -------------- ------------- ---------- ------ --------
MANUFACTURING (Note 2)
- -----------------------
BUILDINGS                      6,178       933            -              227          -   (474)    7,358
MACHINERY AND EQUIPMENT       33,544     7,438            -              986          -    609    39,387
                          -----------  --------  -------------- ------------- ---------- ------ --------
 Total                        39,722     8,371(c)         -            1,213          -    135    46,745
                          -----------  --------  -------------- ------------- ---------- ------ --------
OIL AND GAS                   28,520         -(a)         -           28,520          -      -         -
                          -----------  --------  -------------- ------------- ---------- ------ --------
 Total                      $374,293   $36,799       $1,610(b)       $34,781       $378   $539  $377,004
                          ===========  ========  ============== ============= ========== ====== ========

Notes 1 -Composite depreciation rates approximated 4.7% for 1993.
      2 -Depreciation was calculated over the estimated useful lives of the respective assets:
         Buildings, 10-40 years; Machinery and equipment, 4-10 years.
      3 -Provisions per the Consolidated Statement of Cash Flows were as follows:
         (a) Depreciation, depletion and amortization as shown per the Consolidated Statement of Income
    (Includes miscellaneous amortizations totalling $152,000 not shown above.)               $   28,044
         (b) Depreciation charged to income, clearing and other accounts                          2,146
         (c) Depreciation charged to manufacturing cost of sales                                  8,371
             Other amortization charged to income accounts                                        5,177
                                                                                             ----------
Depreciation, depletion and amort. as shown per the Consolidated Statement of Cash Flows      $  43,738
                                                                                              ==========
/TABLE

WICOR, Inc.          SCHEDULE VI-- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION      Schedule VI
                                                    Year Ended December 31, 1992
                                           Additions (Note 3)              Deductions
  (Thousands of Dollars)                 Provisions Charged to -------------------------------
                          Balance at  ------------------------  Retirements   Removal          Balance
                          Beginning             Clearing and    or Sales    Cost, Less        at End of
GAS DISTRIBUTION (Note 1) of Period    Income  Other Accounts    at Cost     Salvage    Other  Period
- ------------------------- ----------  -------- --------------  -----------  ---------- ------- ---------
GAS UTILITY PLANT:
  General                 $  272,115  $ 25,245    $        -   $     3,235  $      666 $   (3) $ 293,462
  Amortization of other
    limited-term utility
    investments                1,220       232             -             8           5      -      1,439
  Trans., tools and equip      7,386         -         1,694           568        (103)   103      8,512
  Retire. work in prog           (10)        -             -             -         (10)     -          -
                          ----------  -------- --------------  -----------  ---------- ------- ---------
                             280,711    25,477(a)      1,694         3,811         558    100    303,413
OTHER PHYSICAL PROPERTY        2,364       490(b)          -           216           -      -      2,638
                          ----------  -------- --------------  -----------  ---------- ------- ---------
  Total                      283,075    25,967         1,694         4,027         558    100    306,051
                          ----------  -------- --------------  -----------  ---------- ------- ---------
MANUFACTURING (Note 2)
- -----------------------
BUILDINGS                      5,407       749             -            32           -    (54)     6,178
MACHINERY AND EQUIPMENT       30,431     7,313             -         2,455           -  1,745     33,544
                          ----------  -------- --------------  -----------  ---------- ------- ---------
  Total                       35,838     8,062(c)          -         2,487           -  1,691     39,722
                          ----------  -------- --------------  -----------  ---------- ------- ---------
OIL AND GAS                   27,726     1,053(a)          -           259           -      -     28,520
                          ----------  -------- --------------  -----------  ---------- ------- ---------
  Total                   $  346,639  $ 35,082    $    1,694(b)$     6,773  $      558 $ 1,791 $ 374,293
                          ==========  ======== ==============  ===========  ========== ======= =========

Notes 1 - Composite depreciation rates approximated 4.7% for 1992.
      2 - Depreciation was calculated over the estimated useful lives of the respective assets:
            Buildings, 10-40 years; Machinery and equipment, 4-10 years.
      3 - Provisions per the Consolidated Statement of Cash Flows were as follows:
          (a) Deprec., depletion and amort. as shown per the Consolidated Statement of Income   $ 26,650
              (Includes miscellaneous amortizations totalling $120,000 not shown above)
          (b) Depreciation charged to income, clearing and other accounts                          2,184
          (c) Depreciation charged to manufacturing cost of sales                                  8,062
              Other amortization charged to income accounts                                        3,304
                                                                                               ---------
Depreciation, depletion and amortization as shown per the Consolidated Statement of Cash Flows  $ 40,200
                                                                                               =========
/TABLE

WICOR, Inc.          SCHEDULE VI-- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION      Schedule VI
                                                Year Ended December 31, 1991
                                         Additions (Note 3)                  Deductions
  (Thousands of Dollars)                Provisions Charged to  -------------------------------
                         Balance at ------------------------   Retirements   Removal            Balance
                         Beginning              Clearing and     or Sales   Cost, Less          at End
GAS DISTRIBUTION(Note 1) of Period   Income    Other Accounts    at Cost      Salvage   Other  of Period
- ------------------------ ---------- --------   --------------  -----------  ---------- ------- ---------
GAS UTILITY PLANT:
  General                $251,711   $23,700    $          -    $    2,735   $     635   $ (74) $272,115
  Amortization of other
   limited-term utility
   investments              1,020       200               -             -           -       -     1,220
  Trans., tools and equip   7,441         -           1,716         1,771        (290)    290     7,386
  Retirement work in prog     (56)        -               -             -         (46)      -       (10)
                         ---------- --------   --------------  -----------  ---------- ------- ---------
                          260,116    23,900(a)        1,716         4,506         299     216   280,711
OTHER PHYSICAL PROPERTY     2,133       447(b)            -           216           -       -     2,364
                         ---------- --------   --------------  -----------  ---------- ------- ---------
  Total                   262,249    24,347           1,716         4,722         299     216   283,075
                         ---------- --------   --------------  -----------  ---------- ------- ---------
MANUFACTURING (Note 2)
- ----------------------
BUILDINGS                   3,471       666               -             -           -  (1,270)    5,407
MACHINERY AND EQUIPMENT    29,415     6,511               -         5,049           -     446    30,431
                         ---------- --------   --------------  -----------  ---------- ------- ---------
  Total                    32,886     7,177(c)            -         5,049           -    (824)   35,838
                         ---------- --------   --------------  -----------  ---------- ------- ---------
OIL AND GAS                27,031       859(a)            -           164           -       -    27,726
                         ---------- --------   --------------  -----------  ---------- ------- ---------
  Total                  $ 322,166  $ 32,383   $      1,716(b) $    9,935   $     299  $ (608) $346,639
                         ========== ========   ==============  ===========  ========== ======= =========

Notes 1 - Composite depreciation rates approximated 4.7% for 1991.
      2 - Depreciation was calculated over the estimated useful lives of the respective assets:
            Buildings, 10-40 years; Machinery and equipment, 4-10 years.
      3 - Provisions per the Consolidated Statement of Cash Flows were as follows:
          (a) Deprec., depletion and amort. as shown per the Consolidated Statement of Income   $ 24,759
          (b) Depreciation charged to income, clearing and other accounts                          2,163
          (c) Depreciation charged to manufacturing cost of sales                                  7,177
              Other amortization charged to income accounts                                        2,183
                                                                                                --------
Depreciation, depletion and amortization as shown per the Consolidated Statement of Cash Flows  $ 36,282
                                                                                                ========
/TABLE

                                   WICOR, Inc.                                            Schedule VIII
                  SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended December 31, 1993, 1992 and 1991

                                                            Additions        Deductions From
                                                     ---------------------    Reserves for
                                          Balance at Provisions Charged to     Purposes for     Balance
                                           Beginning ---------------------  Which the Reserves  at End
           Description                     of Period  Income    Other (1)      Were Provided   of Period
           -----------                    ---------- --------- ----------  ------------------ ----------
                                                                 (Thousands of Dollars)
Year Ended December 31, 1993:
- ----------------------------
Reserves deducted from assets in the
 accompanying Consolidated Balance Sheet-
  Allowance for doubtful accounts         $  7,344    $ 13,784   $  1,684         $  13,461     $  9,351
                                          ========== ========= ==========  ================== ==========

Year Ended December 31, 1992:
- ----------------------------
Reserves deducted from assets in the
 accompanying Consolidated Balance Sheet -
  Allowance for doubtful accounts         $  6,014    $ 11,791   $  3,717         $  14,178     $  7,344
                                          ========== ========= ==========  ================== ==========

Year Ended December 31, 1991:
- ----------------------------
Reserves deducted from assets in the
 accompanying Consolidated Balance Sheet -
  Allowance for doubtful accounts         $  4,257    $ 12,249   $  1,345         $  11,837     $  6,014
                                          ========== ========== ==========  ================== =========

(1)   Other provisions primarily represent deferred Wisconsin Gas Company provisions for doubtful accounts over or (under) the amount allowed for ratemaking purposes of $12,931,000, $10,807,000 and
      $10,912,000 in 1993, 1992 and 1991, respectively, less amortizations of $1,166,000, $(1,046,000)
      and $(742,000) in 1993, 1992 and 1991, respectively, relating to deferrals from prior years, as ordered by the PSCW.  See Note 1e of Notes to Consolidated Financial Statements.

/TABLE

                                            WICOR, INC.                                   Schedule IX
                               SCHEDULE IX--SHORT-TERM BORROWINGS
                           Years Ended December 31, 1993, 1992 and 1991



                                                                          Daily
                      Balance       Weighted       Maximum Amount     Average Amount    Weighted Average
Category of Aggregate  at End        Average         Outstanding        Outstanding       Interest Rate
Short-term Borrowings of Period   Interest Rate  During the Period  During the Period  During the Period
- --------------------- ----------- -------------  -----------------  -----------------  -----------------
                                                 (Thousands of Dollars)
1993
- ----
Bank notes payable      $ 17,818         5.1% (a)        $ 20,053           $ 14,594             7.2%
Commercial paper         117,100         3.4%             118,500             64,208             3.3%
All categories           134,918         3.6%             135,342             78,802             4.0%



1992
- ----
Bank notes payable      $ 16,825         8.6% (a)        $ 29,271           $ 22,389            10.0%
Commercial paper          56,275         3.6%              56,275             12,689             3.6%
All categories            73,100         4.7%              78,078             35,078             7.7%



1991
- ----
Bank notes payable      $ 18,872         8.3% (a)        $ 24,414           $ 19,080            11.5%
Commercial paper          12,000         4.5%              35,000             14,349             6.2%
All categories            30,872         6.8%              54,402             33,429             9.2%


(a) Includes foreign borrowings based on local prime rates

/TABLE

                                                                  SCHEDULE X



                                     WICOR, Inc.
              SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    Years Ended December 31, 1993, 1992 and 1991





                                             Year Ended December 31
                                        ---------------------------------
                                          1993        1992        1991
                                        ---------------------------------
                                             (Thousands of Dollars)

Maintenance and repairs                 $  9,983    $  9,301    $  9,495
                                        =========   =========   =========



Taxes, Other Than Income Taxes did not contain a single category in excess of one percent of Operating Revenues as shown in the related Consolidated Statement of Income, and thus are not set forth above.

Royalty expense, advertising costs and amortization of intangible assets did not exceed one percent of Operating Revenues as shown in the related Consolidated Statement of Income, and thus are not set forth above.


                                        TABLE OF CONTENTS
                                           TO EXHIBITS
                                                               Page

3.1 WICOR, Inc. Restated Articles of Incorporation, as amended (incorporated by reference)

3.2 WICOR, Inc. By-laws, as amended (incorporated by reference)

4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A.
       Hazlett, Trustees (incorporated by reference)

4.2    Eleventh Supplemental Indenture dated as of February
       15, 1982, between Wisconsin Gas Company and Mellon
       Bank, N.A., and N. R. Smith, Trustees (incorporated by reference)

4.3 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference)

4.4    Indenture dated as of September 1, 1990, between
       Wisconsin Gas Company and First Wisconsin Trust
       Company, Trustee (incorporated by reference)

4.5 Officers' Certificate, dated as of November 28, 1990, setting forth the terms of Wisconsin Gas Company's 9-
       1/8% Notes due 1997 (incorporated by reference)

4.6 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-
       1/2% Notes due 1988 (incorporated by reference)

4.7 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's
       6.60% Debentures due 2013 (incorporated by reference)

4.6 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-
       1/2% Notes due 1988 (incorporated by reference)

4.8 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference)

4.9 Note Agreement dated as of December 1, 1986, among Sta-Rite Industries, Inc., Principal Mutual Life Insurance Company, Aid Association for Lutherans, AAL Employees' Retirement Trust and AAL Savings Plan Trust relating to $12,000,000 Promissory Notes due December 1, 1993 (incorporated by reference)

                                   (i)

                                                               PAGE
4.10   Revolving Credit and Term Loan Agreement, dated as of
       March 29, 1993, among Sta-Rite Industries, Inc. and
       Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris
       Trust Savings Bank, M&I Marshall & Ilsley Bank and
       Citibank, N.A., as Agent (incorporated by reference)

4.11 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference)

4.12 Rights Agreement dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust
         Company, Rights Agent (incorporated by reference)

4.13 Loan Agreement, dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas
         Company Employees' Savings Plan Trust and WICOR,
         Inc. (incorporated by reference)

4.14     Guaranty, dated as of November 4, 1991, from WICOR,
         Inc. to and for the benefit of M&I Marshall & Ilsley
         Bank (incorporated by reference)

10.1     Service Agreement dated as of January 1, 1988, among
         WICOR, Inc., Wisconsin Gas Company, Sta-Rite
         Industries, Inc., and WEXCO of Delaware, Inc.
         (incorporated by reference)

10.2* Endorsement of SHURflo Pump Manufacturing Co. dated as of July 28, 1993, to Service Agreement among
         WICOR, Inc., Wisconsin Gas Company, Sta-Rite
         Industries, Inc., and WEXCO of Delaware, Inc.

10.3# WICOR, Inc. 1987 Stock Option Plan (incorporated by reference)

10.4# Forms of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option
         Plan (incorporated by reference)

10.5#    WICOR, Inc. 1992 Director Stock Option Plan
         (incorporated by reference)

10.6# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1992 Director Stock
         Option Plan (incorporated by reference)

10.7*#   WICOR, Inc. 1994 Officers' Incentive Compensation
         Plan

10.8*#   Wisconsin Gas Company Principal Officers'
         Supplemental Retirement Income Program

*Indicates document filed herewith.

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

                                  (ii)

                                                              PAGE

10.9*#   Wisconsin Gas Company 1994 Officers' Incentive
         Compensation Plan

10.10#   Wisconsin Gas Company Officers' Medical Expense
         Reimbursement Plan (incorporated by reference)

10.11#   Wisconsin Gas Company Group Travel Accident Plan
         (incorporated by reference)

10.12#   Form of Deferred Compensation Agreements between
         Wisconsin Gas Company and certain of its executive officers (incorporated by reference)

10.13#   Sta-Rite Industries Officers' Supplemental
         Retirement Income Program (incorporated by reference)

10.14*#   Sta-Rite Industries, Inc. 1994 Officers' Incentive
          Compensation Plan

10.15#    Sta-Rite Industries, Inc. Group Travel Accident
          Plan (incorporated by reference)

10.16#    WICOR, Inc. Retirement Plan for Directors
          (incorporated by reference)

13*       "Financial Review" portions of the WICOR, Inc. 1993
          Annual Report to Shareholders

21*       Subsidiaries of WICOR, Inc

23*       Consent of independent public accountants

99*       WICOR, Inc. proxy statement dated March 10, 1994

*Indicates document filed herewith.

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.


                                      (iii)