Form 10-Q
period 1994-03-31
WICOR INC
filed 1994-05-13
CIK 314890

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-Q

   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended March 31, 1994
                                   or
   / /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
        For the transition period from             to

                      Commission file number 1-7951

                               WICOR, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                     Wisconsin                            39-1346701
- -----------------------------------------------    -----------------------
(State or other jurisdiction of                    (I.R.S Employer
         incorporation or organization)                Identification No.)

  626 East Wisconsin Avenue, Post Office Box 334, Milwaukee, Wisconsin
  --------------------------------------------------------------------
                 (Address of principal executive office)

                                  53201
                               ----------
                               (Zip Code)

                             (414) 291-7026
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    / X /     No    /   /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class              Outstanding at March 31, 1994
        ---------------------------   -----------------------------
        Common Stock, $1 Par Value              16,523,753

                              INTRODUCTION
                            ----------------


WICOR, Inc. ("WICOR", "Company"), a corporation organized and existing under the laws of the State of Wisconsin, is an exempt holding company under the Public Utility Holding Company Act of 1935. It is the parent of Wisconsin Gas Company ("Wisconsin Gas", "WGC"), a natural gas distribution company; Sta-Rite Industries, Inc. ("Sta-Rite"), a manufacturer of pumps for the residential, irrigation and pool and spa markets; and SHURflo Pump Manufacturing Co. ("SHURflo"), a manufacturer of pumps for the food service, recreational vehicle, marine, industrial and water purification markets.


                                CONTENTS
                              ------------
                                                               PAGE
                                                              ------
PART I.

     Financial Information..................................     1

     Management's Discussion and Analysis of
       Interim Financial Statements.........................   2-5


     Consolidated Financial Statements of WICOR, Inc. (Unaudited):
     -------------------------------------------------------------

     Consolidated Statement of Income for the Three
       Months Ended March 31, 1994 and 1993.................     6


     Consolidated Balance Sheet as of March 31, 1994
       and December 31, 1993................................   7-8


     Consolidated Statement of Cash Flows for the Three
       Months Ended March 31, 1994 and 1993.................     9


     Notes to Financial Statements..........................    10


PART II.

     Other Information......................................    11


Signatures..................................................    12

Part I - Financial Information


                          Financial Statements
                          --------------------

     The following consolidated statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the AUDITED financial statements and the notes thereto included in the latest WICOR, Inc. annual report on Form 10-K.

     In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair statement of the results of operations for the interim periods.

     Because of seasonal factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the full calendar year.

                  Management's Discussion and Analysis
          of Results of Operations and Financial Condition of
                               WICOR, Inc.

Results of Operations
- ---------------------
     Consolidated net income for the first quarter of 1994 increased by $4.3 million or 18% compared to the same quarter of 1993. Both gas distribution and manufacturing earnings improved significantly over the prior year's first quarter with $3.2 million of the increase attributable to Wisconsin Gas.

     The factors discussed below had a significant effect on the results of operations during the three month period ended March 31, 1994.

Gas Distribution
- ----------------
     Net income increased by $3.2 million or 15% for the first quarter of 1994 over the first quarter of 1993. The increase in net income for the first quarter resulted primarily from increased gas margins which were partially offset by an increase in operating expenses. Higher gas margins in 1994 were due primarily to colder weather and a November 1993 rate increase.

     Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in cost of gas are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

                                  Three Months Ended
                                       March 31,
                                 -------------------        %
                                   1994       1993       Change
                                 --------   --------    --------
(Millions of Dollars)
- -------------------------
Gas Sales Revenue                $ 240.1    $ 202.2        19
Purchased Gas Cost                 153.3      129.0        19
                                 --------   --------    --------
Gas Sales Margin                    86.8       73.2        19
Gas Transportation Margin            2.1        3.2       (34)
                                 --------   --------    --------
Total Margin                     $  88.9    $  76.4        16
                                 ========   ========    ========
(Millions of Therms)
- ------------------------
Sales Volumes
  Firm                             401.3      367.2         9
  Interruptible                     85.5       59.1        45
Transportation Volume               34.7       61.0       (43)
                                 --------   --------    --------
Total Throughput                   521.5      487.3         7
                                 ========   ========    ========

Degree Days (Normal = 3,449)       3,663      3,347         9
                                 ========   ========    ========
/TABLE

    Total gas margin increased by $12.5 million or 16% for the first quarter of 1994 over the first quarter of 1993 primarily as a result of a 9% increase in firm sales volumes. The weather was 6% colder than normal during the first quarter of 1994 and 9% colder than the same quarter in 1993. The increase in interruptible volumes and the decrease in transportation volumes represents a transfer of customers between these two classes of service. A rate increase of 2.9%, effective November 12, 1993, also contributed to higher margins in the first quarter of 1994.

    In April 1992, the Federal Energy Regulatory Commission (FERC) issued Order 636 requiring interstate pipelines to "unbundle" their services by November 1, 1993. As a result, Wisconsin Gas is contracting separately with gas suppliers to buy gas to be delivered to the pipelines and is then contracting with the pipelines for transportation from production areas to utility market areas or to storage fields for future delivery to market areas. Despite the unusually cold weather in the first quarter and the change in gas purchasing procedures, Wisconsin Gas was able to effectively meet its customers gas supply needs.

    Operations and maintenance expenses increased a total of $6.2 million or 21% over the first quarter of 1993. Included in operations expenses for the first quarter is a one-time charge of $2.7 million relating to the election by 131 employees of an early retirement option. It is estimated that the related savings during the rest of the year from the retirements will substantially offset this first quarter charge. Increases in the provision for uncollectible accounts and software amortization were additional significant factors in the overall increase in operations and maintenance expenses. These increased expenses are being recovered under the November 1993 rate increase. Depreciation expense increased due to recent capital additions. Income tax expense increased primarily due to higher pre-tax income and a 1% increase in the federal tax rate.

    Wisconsin Gas received its most recent rate increase from the Public Service Commission of Wisconsin (PSCW) in November 1993. In July 1993 Wisconsin Gas proposed an alternative method of ratemaking which provided for an indexed rate cap and a weather adjustment mechanism (WAM). The PSCW recently adopted the Wisconsin Gas proposal subject to significant modifications including a three year rate freeze and the elimination of the WAM. The PSCW has given Wisconsin Gas the option of either accepting the PSCW modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November 1995. Wisconsin Gas is currently reviewing the alternatives and will not make a decision until the PSCW's written order is received later this year.

Manufacturing
- -------------
    Manufacturing net income for the quarter of $3.3 million was 50% better than last year's net income of $2.2 million. This improvement resulted from increased sales as well as improved operating expense efficiencies.

    Manufacturing net sales were $78.5 million for the first quarter of 1994, up 17% from the comparable period in 1993. Improved domestic market conditions, increased international sales, and the introduction of new products contributed to the sales growth.

    Domestic sales in the quarter increased over the first quarter of 1993 by 15%, while international sales were increasing by 23%. Much of the international increase was attributable to a recovering Australian economy. Substantial improvements were seen in the water system, recreational vehicle, industrial, and water purification markets. New product sales, including several new pumps sold in the European market, also contributed to the increase in sales.

    Gross profit margins were maintained at 28% in each quarter, while operating expenses as a percentage of sales declined from 22% to 20%. Operating expenses increased by $1.4 million. This was due primarily to higher selling expenses associated with the higher level of sales in the first quarter. Lower interest expense in the first quarter of 1994 compared to 1993 also contributed to improved earnings for the quarter.


Financial Condition
- -------------------
    Cash flow from operations increased to $85.5 million in the first quarter of 1994 as compared to $28.4 million for the comparable 1993 quarter. The improvement is in part due to the $6.0 million increase in net income, depreciation and deferred taxes. Higher gas in storage at the beginning of the year resulted in reduced requirements for gas purchases in the first quarter of 1994 compared to 1993 by $31.2 million. Lower levels of manufacturing inventories also helped to improve cash flow from operations by $4.8 million. Increases in both receivables and accounts payable were offsetting and had little net impact on the quarter. The first quarter of 1994 also benefitted from gas cost over-recoveries that are expected to be refunded to customers over the next two quarters.

    The first quarter, due to seasonal effects in each business, is typically a period of cash generation for the gas distribution business and cash use for the manufacturing operation.

    Capital expenditures through March 31, 1994, amounted to $8.6 million and additional capital expenditures of approximately $61.9 million are expected for the remainder of 1994. Utility capital expenditures are expected to increase substantially in 1994 over 1993 as several expansion projects are anticipated.

    Short-term borrowings declined more in the first quarter of 1994 than in 1993 because of the higher level of short-term debt at December 31, 1993 needed to finance gas in storage compared to December 31, 1992.

                                     WICOR, INC.
                    Consolidated Statement of Income (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                  ----------------------------
(Thousands of Dollars)                                1994            1993
                                                  ------------    ------------
Operating Revenues:
  Gas distribution.............................   $   242,148     $   205,426
  Manufacturing and Other......................        78,477          67,234
                                                  ------------    ------------
                                                      320,625         272,660
                                                  ------------    ------------
Operating Expenses:
  Purchased gas................................       153,291         128,997
  Manufacturing cost of sales..................        56,182          46,772
  Operating and maintenance....................        51,614          45,282
  Depreciation, depletion and amortization.....         7,330           7,445
  Taxes, other than income taxes...............         2,764           2,475
                                                  ------------    ------------
                                                      271,181         230,971
                                                  ------------    ------------
Operating Income...............................        49,444          41,689
                                                  ------------    ------------
Other Income (Deductions):
  Interest expense.............................        (4,299)         (4,639)
  Interest income..............................            89             141
  Other, net...................................           130              26
                                                  ------------    ------------
                                                       (4,080)         (4,472)
                                                  ------------    ------------
Income Before Income Taxes.....................        45,364          37,217
Income Taxes...................................        17,162          13,282
                                                  ------------    ------------
Net Income.....................................   $    28,202          23,935
                                                  ============    ============

Income Per Common Share........................   $      1.71     $      1.51
                                                  ============    ============

Cash Dividends Per Common Share................   $      0.39     $      0.38
                                                  ============    ============

Average Common Shares Outstanding (Thousands)..        16,478          15,851


The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                             Consolidated Balance Sheet

                                                      March 31,
                                                        1994       December 31,
                                                     (Unaudited)      1993
Assets                                               -----------   -----------
- ------                                                  (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents........................  $    19,186   $    22,953
  Accounts receivable, less allowance for
    doubtful accounts of $13,421,000 and
    $9,351,000, respectively.......................      182,870       111,408
  Accrued utility revenues.........................       37,870        53,483
  Manufacturing inventories........................       56,648        58,079
  Gas in storage, at weighted average cost.........        6,928        44,697
  Deferred income taxes............................       11,198        10,005
  Prepayments and other............................       13,626        13,969
                                                     -----------   -----------
                                                         328,326       314,594
Property, Plant and Equipment:                       -----------   -----------
    (less accumulated depreciation and depletion of
      $386,797,000 and $377,004,000, respectively).      399,609       400,700
                                                     -----------   -----------
Deferred Charges and Other:
  Deferred systems development costs...............       37,513        38,808
  Other regulatory assets..........................       55,202        57,211
  Deferred environmental costs.....................       41,994        41,641
  Prepaid pension costs............................       30,066        29,580
  Gas transition costs.............................       13,178        15,485
  Other............................................       35,146        35,707
                                                     -----------   -----------
                                                         213,099       218,432
                                                     -----------   -----------
                                                     $   941,034   $   933,726
                                                     ===========   ===========


The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                             Consolidated Balance Sheet

                                                      March 31,
                                                        1994       December 31,
                                                     (Unaudited)      1993
Liabilities and Capitalization                       -----------   -----------
- ------------------------------                        (Thousands of Dollars)
Current Liabilities:
  Accounts payable.................................  $    67,614   $    62,683
  Refundable gas costs ............................       56,984        15,596
  Short-term borrowings (Note 1)...................       54,546       134,918
  Current portion of long-term debt................        2,968         2,847
  Accrued taxes....................................       20,851        10,089
  Accrued payroll and benefits.....................       15,318        14,656
  Other............................................       15,736        15,199
                                                     -----------   -----------
                                                         234,017       255,988
                                                     -----------   -----------
Deferred Credits and Other:
  Unamortized investment tax credit................        8,175         8,654
  Environmental remediation costs..................       40,000        40,000
  Deferred income taxes............................       48,511        45,878
  Gas transition costs.............................       13,178        15,485
  Other regulatory liabilities.....................       48,457        50,179
  Postretirement benefit obligation................       69,650        67,510
  Other............................................       15,659        14,526
                                                     -----------   -----------
                                                         243,630       242,232
                                                     -----------   -----------
Capitalization:
  Long-term debt...................................      167,876       165,230
  Common stock.....................................       16,524        16,407
  Other paid-in capital............................      169,772       166,710
  Retained earnings ...............................      109,215        87,159
                                                     -----------   -----------
                                                         463,387       435,506
                                                     -----------   -----------
                                                     $   941,034   $   933,726
                                                     ===========   ===========

The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                  Consolidated Statement of Cash Flows (Unaudited)
                                (Thousands of Dollars)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1994         1993
                                                        ----------   ----------
Operations:
  Net income..........................................  $  28,202    $  23,935
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation, depletion and amortization..........     11,918       11,333
    Deferred income taxes.............................      1,440          253
    Change in:
      Receivables.....................................    (55,849)     (44,578)
      Manufacturing inventories.......................      1,431       (3,390)
      Gas in storage..................................     37,769        6,584
      Other current assets............................     (1,243)        (971)
      Deferred Systems development costs..............       (112)      (2,066)
      Accounts payable................................      4,931       (5,759)
      Refundable gas costs............................     41,388       26,179
      Accrued taxes...................................     12,348       14,461
      Accrued payroll and benefits....................        662        3,114
      Other current liabilities.......................        537         (234)
      Other non-current assets and liabilities, net...      2,092         (504)
                                                        ----------   ----------
                                                           85,514       28,357
                                                        ----------   ----------
Investment Activities:
    Capital expenditures..............................     (8,625)      (9,054)
    Acquisitions......................................          -       (1,231)
    Other ............................................         45           27
                                                        ----------   ----------
                                                           (8,580)     (10,258)
                                                        ----------   ----------
Financing Activities:
    Change in short-term borrowings...................    (75,372)     (11,700)
    Reduction in long-term debt ......................     (2,085)      (2,267)
    Issuance of long-term debt........................          -          158
    Issuance of common stock .........................      2,427        4,242
    Dividends paid on common stock, less
       amounts reinvested ............................     (5,671)      (4,902)
                                                        ----------   ----------
                                                          (80,701)     (14,469)
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................     (3,767)       3,630
Cash and Cash Equivalents at Beginning of Period......     22,953       16,632
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  19,186    $  20,262
                                                        ==========   ==========

The accompanying notes are an integral part of this statement.

Notes to Financial Statements (Unaudited):
- ------------------------------------------

1) At March 31, 1994 WICOR, Inc. had total unsecured lines of credit from banks of $103.5 million of which $5.7 million is outstanding.

    A total of $48.8 million of commercial paper was outstanding as of March 31, 1994 at a weighted average interest rate of 3.7%.

2) For purposes of the Consolidated Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

    For the three months
      ended March 31,                    1994        1993
     -----------------------          ----------  ----------
                                      (Thousands of Dollars)
     Income taxes paid                $   6,735   $     727
     Interest paid                    $   3,404   $   4,007

3) In July 1993, Wisconsin Gas submitted an incentive rate making proposal to the Public Service Commission of Wisconsin (PSCW). In its April 1994 decision, the PSCW significantly modified the Company's proposal. Under the modified proposal, the Company's rates will be subject to a three year cap based on the rate approved for November, 1993. The Company will also reduce rates by $10.1 million, which will be offset by a reduction in certain non-cash expenses, resulting in no net income impact, but a reduction in cash flow. The PSCW has given the Company the option of either accepting the modified proposal or filing a traditional rate case in March 1995. Wisconsin Gas is reviewing the alternatives and will not make a decision until the PSCW Order is received later this year.

4) In January 1994, Wisconsin Gas offered a voluntary early retirement incentive plan to employees over age 55. A total of 131 employees elected to retire under the provisions of this incentive plan. Wisconsin Gas has recorded a charge, which includes the impact on the pension and postretirement benefit plans, to operating expense of $2.7 million in the first quarter of 1994.

5) Certain prior year financial statement amounts have been restated to reflect the merger with SHURflo in 1993.

Part II - Other Information
- ---------------------------

Item 1. Legal Proceedings
- -------------------------
     Sta-Rite -
     -----------
     On April 18, 1994, lawsuits were filed in Superior Court in Alameda County, California by the Attorney General of the State of California, The Environmental Defense Fund and the Natural Resources Defense Council against four submersible pump manufacturers, including Sta-Rite Industries, Inc. ("Sta-Rite"). The suit alleges that the four manufacturers have produced and sold pumps with brass components which leach levels of lead in excess of the levels permitted under California law. The lawsuits seek, among other remedies, injunctive relief and unspecified monetary penalties. Sta-Rite and the other named defendants dispute the allegations made in the lawsuits and Sta-Rite intends to vigorously defend itself against the actions.

     Immediately following commencement of the legal actions, Sta-Rite discontinued sales of its submersible pumps on a nationwide basis. After completing additional internal testing, including testing to confirm that the pumps complied with regulations promulgated by the Environmental Protection Agency, Sta-Rite resumed sales of its submersible pumps, except in California. Based on the specifications under which the pumps are manufactured, the Company believes that the Sta-Rite pumps also comply with the requirements of the Federal Safe Drinking Water Act.

     The Company is not currently able to determine what impact, if any, the California actions may have on its financial condition or results of operations. In light of the lawsuits, the Company is presently reviewing its insurance arrangements to determine the scope of available coverage with respect to the matters alleged in the California actions.

     Wisconsin Gas -
     ---------------
     During the first quarter of 1994, Wisconsin Gas initiated suit against its insurance carriers for recovery of environmental clean-up costs associated with former manufactured gas plant operations. Any cleanup costs not recoverable from its insurance carriers will be allowed full recovery in rates (net of carrying costs) based on recent PSCW orders. Wisconsin Gas is in various stages of negotiations with its insurance carriers regarding settlement of the litigation.


Item 6. Exhibit and Reports on Form 8-K
- ---------------------------------------
     (a)  Exhibits - None.
     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter of 1994.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                     WICOR, INC.



Dated:  May 13, 1994                  By:      /s/ Joseph P. Wenzler
                                            --------------------------
                                                 Joseph P. Wenzler


                                            Vice President, Treasurer
                                           and Chief Financial Officer