Form 10-Q
period 1994-06-30
WICOR INC
filed 1994-08-15
CIK 314890

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           Form 10-Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended June 30, 1994
                              or
 / /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the transition period from     to

                Commission file number 1-7951

                           WICOR, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                       Wisconsin                         39-1346701
    ----------------------------------------------   ------------------
    (State or other jurisdiction of incorporation     (I.R.S. Employer
                        or organization)             Identification No.)

 626 East Wisconsin Avenue, PO Box 334, Milwaukee, Wisconsin    53201
 -----------------------------------------------------------  ----------
            (Address of principal executive office)           (Zip Code)

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

                        Yes    X      No
                             -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                 Outstanding at June 30, 1994
        --------------------------     ----------------------------
        Common Stock, $1 Par Value              16,742,119

                               INTRODUCTION
 ------------------------------------------------------------------------


WICOR, Inc. ("WICOR" or "Company"), a corporation organized and existing under the laws of the State of Wisconsin, is an exempt holding company under the Public Utility Holding Company Act of 1935. It is the parent of Wisconsin Gas Company ("Wisconsin Gas"), a natural gas distribution public utility; Sta-Rite Industries, Inc. ("Sta-Rite"), a manufacturer of pumps and water processing equipment for the residential, irrigation and pool and spa markets; and SHURflo Pump Manufacturing Company ("SHURflo"), a manufacturer of pumps and fluid-handling equipment for the food service, recreational vehicle, marine, industrial and water purification markets.



                                 CONTENTS
                                 --------

                                                               PAGE
                                                              ------

PART I.  Financial Information..............................     1

         Management's Discussion and Analysis of
           Interim Financial Statements.....................   2-5


         Consolidated Financial Statements of WICOR, Inc. (Unaudited):


         Consolidated Statement of Income for the Three and
           Six Months Ended June 30, 1994 and 1993..........     6


         Consolidated Balance Sheet as of June 30, 1994
           and December 31, 1993............................   7-8


         Consolidated Statement of Cash Flows for the Six
           Months Ended June 30, 1994 and 1993..............     9


         Notes to Consolidated Financial Statements.........    10



PART II. Other Information.................................. 11-12


         Signatures.........................................    13

Part I - Financial Information
- - ------------------------------


                           Financial Statements
                           --------------------


     The following consolidated statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the latest WICOR, Inc. annual report on Form 10-K and quarterly report on Form 10-Q.

     In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair statement of the results of operations for the interim periods.

     Because of seasonal factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the full calendar year.

                   Management's Discussion and Analysis
                    of Interim Financial Statements of
                                WICOR, Inc.

Results of Operations
- - ---------------------
Consolidated net income for the second quarter of 1994 was $1.0 million or $0.4 million higher than the prior year. Net income increased by $4.7 million, or 19% for the six months ended June 30, 1994 compared to the same period of last year.

The following factors have had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1994.

Gas Distribution
- - ----------------
The net loss for the second quarter of 1994 increased by $1.0 million from $3.3 million to $4.3 million, while net income for the six months ended June 30, 1994 increased by $2.2 million to $20.6 million, compared to the same periods of last year.

The increase in the net loss for the second quarter resulted from increased operating expenses (excluding cost of gas sold) which were not offset by an increase in gas margins. Warmer weather for the second quarter was the primary factor affecting margins. The increase in 1994 year-to-date net income was due primarily to colder than normal weather in the first quarter of 1994.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

<CAPTION
                              Three Months            Six Months
                              Ended June 30,         Ended June 30,
                              --------------    %    --------------     %
                               1994    1993  Change   1994    1993   Change
                              ------  ------ ------  ------  ------  ------
(Millions of Dollars)
- - ---------------------
Gas Sales Revenue             $ 97.8  $110.2  (11)   $337.9  $312.4     8
Cost of Gas Sold                65.5    78.7  (17)    218.8   207.7     5
                              ------  ------         ------  ------
Gas Sales Margin                32.3    31.5    3     119.1   104.7    14
Gas Transport Margin             1.5     2.3  (35)      3.6     5.5   (35)
                              ------  ------         ------  ------
Total Margin                  $ 33.8  $ 33.8    -    $122.7  $110.2    11
                              ======  ======         ======  ======

                               Three Months           Six Months
                              Ended June 30,         Ended June 30,
                              --------------    %    --------------    %
                               1994    1993  Change   1994    1993  Change
                              ------  ------ ------  ------  ------ ------
(Millions of Therms)
- - --------------------
Sales Volumes
  Firm                         112.7   127.1  (11)    514.0   494.3    4
  Interruptible                 61.3    42.5   44     146.8   101.6   44
Transportation Volume           26.4    42.6  (38)     61.1   103.6  (41)
                              ------  ------         ------  ------
Total Throughput               200.4   212.2   (6)    721.9   699.5    3
                              ======  ======         ======  ======

Degree Days (Normal:
  2nd Qtr.  = 977
  Six Months = 4,426)            843   1,003  (16)    4,506   4,350    4
                              ======  ======         ======  ======

The decrease in firm sales volumes for the second quarter of 1994 from last year was caused principally by warmer weather (14% warmer than normal).
A 2.9% annual rate increase, which became effective on November 12, 1993, helped to offset the impact of the warmer weather resulting in no change in margin for the quarter. For the six-months ended June 30, 1994, the total margin increase was primarily due to the rate increase and growth in firm sales. For both the second quarter and year-to-date, the changes in volumes for interruptible sales and transportation services represent a transfer of customers between the two classes of service.

Operations and maintenance expenses increased by $1.5 million, or 6%, and $7.6 million, or 14%, for the three- and six-month periods ended June 30, 1994, respectively, compared with the same periods of 1993. Included in year-to-date operations expenses is a first quarter, one-time charge of $2.7 million relating to the election by 131 employees of an early retirement option. It is estimated that the related savings from the retirements during the last three quarters of the year will substantially offset this first quarter charge. Increases in the provision for uncollectible accounts and software amortization were additional significant factors in the overall increase in operations and maintenance expenses for both the quarter and year-to-date. These increased expenses are being recovered under the November 1993 rate increase.

Depreciation expense increased for both the quarter and year-to-date due to recent capital additions. For the second quarter and year-to-date, when compared to 1993, interest expense on long-term debt decreased primarily as a result of lower interest rates achieved through a $45 million long-term debt refinancing in September 1993. Other interest expense decreased in the second quarter primarily from lower levels of short-term debt. The increase in year-to-date other interest expense is due to the amortization of previously deferred interest related to the financing of gas in storage. Income tax expense for the year-to-date increased primarily due to higher pre-tax income and a 1% increase in the federal income tax rate which was not reflected until the third quarter of 1993.

Wisconsin Gas received its most recent rate increase from the Public Service Commission of Wisconsin (PSCW) in November 1993. In July 1993 Wisconsin Gas proposed an alternative method of ratemaking which provided for an indexed rate cap and a weather adjustment mechanism (WAM). The PSCW has given initial approval to an alternative approach with a three year rate freeze (without the WAM) based on the rates approved in November 1993. The PSCW has given Wisconsin Gas the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November 1995. Wisconsin Gas will not make a decision until after the final PSCW Order is received later this year.

Manufacturing
- - -------------

Manufacturing net income for the second quarter of $5.3 million was 36% better than last year's net income of $3.9 million. For the six-months ended June 30, 1994 manufacturing net income increased by 41% to $8.6 million compared to the same period last year. This improvement resulted from increased sales as well as improved operating efficiencies.

Net sales were $86.7 million for the second quarter of 1994, up 12% from the comparable period in 1993. For the first six months of 1994 net sales increased by 14% to $165.2 million compared to the same period in 1993. Improved domestic market conditions, increased international sales, and the introduction of new products contributed to the sales growth.

Domestic sales in the quarter increased over the second quarter of 1993 by 11%, while international sales increased by 13%. On a year to date basis, domestic sales increased by 12% and international sales increased by 17% over the same periods in 1993. For the six-months ended June 30, 1994 international sales accounted for 35% of total net sales. New product sales, including several new pumps sold in the European market, also contributed to the increase in sales. Improvements were seen in the Australian markets as their economy continues to recover and as results for 1994 include the operations of Dega Research Pty. Ltd., a pool equipment manufacturer, which was acquired in November 1993. Substantial improvements were seen in the water system, recreational vehicle, industrial, and water purification markets.

Gross profit margins increased from 27% to 30% for the second quarter as compared to 1993. For the six-months ended June 30, 1994 and 1993, the gross profit margin was 29% and 28%, respectively. Operating expenses as a percentage of sales for the year-to-date as compared to 1993 declined from 21% to 20%. Year-to-date operating expenses increased in 1994 over 1993 by $2.7 million. This was due primarily to higher selling expenses associated with the higher level of sales. Lower interest expense, mostly due to lower debt levels, also contributed to improved earnings for the quarter and year-to-date.

Non-Operating Income and Income Taxes
- - -------------------------------------
Interest expense was down slightly for the first three- and six- months of 1994, in comparison to 1993, due primarily to a $45.0 million long-term debt refinancing in September 1993 in the gas distribution business and, also, to lower levels of short-term debt throughout the Company.

Income tax expense was $3.7 million higher for the first six months of 1994, compared to the same period last year, reflecting increased pre-tax income and a 1% increase in the federal income tax rate.

Financial Condition
- - -------------------
Cash flow from operations increased by $71.2 million from 1993 to $130.9 million for the first six months of 1994. The improvement is in part due to the increase in net income, plus increased depreciation and deferred taxes. Higher gas in storage at the beginning of the year resulted in $36.7 million of reduced requirements for gas purchases in the first six months of 1994 compared to 1993. The first six months of 1994 also benefitted from recovery of demand charges over the heating season in 1994, rather throughout the year in 1993. This will reverse in the last two quarters of 1994.

Accrued taxes reduced cash from operations in 1994 while providing additional cash in 1993. This was due to the use in 1993 of higher than normal prepaid tax balances as of the end of 1992.

The increase in cash from other non-current assets and liabilities was a result of increased amortization of the deferred provision for uncollectible accounts, recognition of a deferred regulatory liability for environmental clean-up cost recoveries, and a net increase in the liability for postretirement benefits.

Capital expenditures for the six months ended June 30, 1994 amounted to $20.7 million and additional capital expenditures of $45.0 million are expected for the remainder of 1994. Gas distribution capital expenditures are expected to increase substantially in 1994 over 1993 as several expansion projects are underway.

More short-term borrowings were repaid in the first six months of 1994 than in 1993 because of the higher level of short-term debt at December 31, 1993 versus December 31, 1992. The higher level of short-term debt was needed to finance gas in storage. There will be a need for additional short-term borrowing during the remainder of 1994 primarily to finance gas in storage.

On July 26, 1994, the directors of the Company authorized an increase in the Company's dividend on common stock to $.40 per quarter ($1.60 per share on an annual basis). The first quarterly payment at the new level will be made August 31, 1994 to shareholders of record on August 12, 1994.

                                  WICOR, INC.
                  Consolidated Statement of Income (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     1994        1993        1994        1993
                                  ----------  ----------  ----------  ----------
                                  (Thousands of Dollars)  (Thousands of Dollars)
Operating Revenues:
  Gas distribution............... $  99,349   $ 112,448   $ 341,497   $ 317,874
  Manufacturing and other........    86,730      77,775     165,207     145,009
                                  ----------  ----------  ----------  ----------
                                    186,079     190,223     506,704     462,883
                                  ----------  ----------  ----------  ----------
Operating Costs and Expenses:
  Cost of gas sold...............    65,468      78,671     218,759     207,668
  Manufacturing cost of sales....    61,052      56,922     117,234     103,694
  Operations and maintenance.....    44,275      40,242      95,889      85,524
  Depreciation and amortization..     7,398       6,297      14,728      13,742
  Taxes, other than income taxes.     2,386       2,210       5,150       4,685
                                  ----------  ----------  ----------  ----------
                                    180,579     184,342     451,760     415,313
                                  ----------  ----------  ----------  ----------
Operating Income ................     5,500       5,881      54,944      47,570
                                  ----------  ----------  ----------  ----------
Other Income (Deductions):
  Interest expense...............    (3,909)     (4,398)     (8,208)     (9,037)
  Interest income................       197         159         286         300
  Other, net.....................      (206)       (306)        (76)       (280)
                                  ----------  ----------  ----------  ----------
                                     (3,918)     (4,545)     (7,998)     (9,017)
                                  ----------  ----------  ----------  ----------
Income Before Income Taxes.......     1,582       1,336      46,946      38,553
Income Taxes.....................       584         760      17,746      14,042
                                  ----------  ----------  ----------  ----------
Net Income....................... $     998   $     576   $  29,200   $  24,511
                                  ==========  ==========  ==========  ==========
Per Share of Common Stock:
  Income Per Common Share........ $    0.06   $    0.04   $    1.76   $    1.54
                                  ==========  ==========  ==========  ==========
  Cash Dividends Per Common Share $    0.39   $    0.38   $    0.78   $    0.76
                                  ==========  ==========  ==========  ==========
Average Common Shares
   Outstanding (Thousands).......    16,640      16,013      16,559      15,932

The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                             Consolidated Balance Sheet

                                                        June 30,
                                                          1994     December 31,
                                                      (Unaudited)     1993
Assets                                                ------------ ------------
- - ------                                                 (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents.........................  $    17,263  $    22,953
  Accounts receivable, less allowance for
    doubtful accounts of $10,969,000 and
    $9,351,000, respectively........................      132,094      111,408
  Accrued utility revenues..........................        6,877       53,483
  Manufacturing inventories.........................       58,162       58,079
  Gas in storage, at weighted average cost..........       22,825       44,697
  Deferred income taxes.............................       11,234       10,005
  Prepayments and other.............................       19,874       13,969
                                                      ------------ ------------
                                                          268,329      314,594
Property, Plant and Equipment (less accumulated       ------------ ------------
    depreciation of $394,776,000 and $377,004,000,
    respectively)...................................      401,316      400,700
                                                      ------------ ------------
Deferred Charges and Other:
  Deferred systems development costs................       36,398       38,808
  Other regulatory assets...........................       54,557       57,211
  Deferred environmental costs......................       42,005       41,641
  Prepaid pension costs.............................       30,283       29,580
  Gas transition costs..............................       11,208       15,485
  Other.............................................       34,160       35,707
                                                      ------------ ------------
                                                          208,611      218,432
                                                      ------------ ------------
                                                      $   878,256  $   933,726
                                                      ============ ============


The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                             Consolidated Balance Sheet

                                                        June 30,
                                                          1994     December 31,
                                                      (Unaudited)     1993
Liabilities and Capitalization                        ------------ ------------
- - ------------------------------                         (Thousands of Dollars)
Current Liabilities:
  Accounts payable..................................  $    55,312  $    62,683
  Refundable gas costs .............................       40,902       15,596
  Short-term borrowings.............................       20,831      134,918
  Current portion of long-term debt.................        3,007        2,847
  Accrued taxes.....................................        9,095       10,089
  Accrued payroll and benefits......................       17,983       14,656
  Other.............................................       17,537       15,199
                                                      ------------ ------------
                                                          164,667      255,988
                                                      ------------ ------------
Deferred Credits and Other:
  Unamortized investment tax credit.................        8,240        8,654
  Environmental remediation costs...................       39,450       40,000
  Deferred income taxes.............................       48,614       45,878
  Gas transition costs..............................       11,208       15,485
  Other regulatory liabilities......................       56,583       50,179
  Postretirement benefit obligation.................       69,644       67,510
  Other.............................................       17,087       14,526
                                                      ------------ ------------
                                                          250,826      242,232
                                                      ------------ ------------
Capitalization:
  Long-term debt....................................      167,461      165,230
  Common stock......................................       16,742       16,407
  Other paid-in capital.............................      174,544      166,710
  Retained earnings ................................      110,923       94,643
  Unearned compensation - ESOP......................       (6,907)      (7,484)
                                                      ------------ ------------
                                                          462,763      435,506
                                                      ------------ ------------
                                                      $   878,256  $   933,726
                                                      ============ ============


The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                  Consolidated Statement of Cash Flows (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           1994         1993
                                                        ----------   ----------
                                                         (Thousands of Dollars)
Operations:
  Net income..........................................  $  29,200    $  24,511
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation and amortization.....................     23,818       21,539
    Deferred income taxes.............................      1,507          204
    Change in:
      Receivables.....................................     25,920       24,924
      Manufacturing inventories.......................        (83)      (1,690)
      Gas in storage..................................     21,872      (14,850)
      Other current assets............................     (5,721)      (1,085)
      Systems development costs.......................       (403)      (3,691)
      Accounts payable................................     (7,371)     (11,825)
      Refundable gas costs............................     25,306       11,360
      Accrued taxes...................................       (207)       8,685
      Accrued payroll and benefits....................      3,327        4,421
      Other current liabilities.......................      1,367         (789)
      Other non-current assets and liabilities, net...     12,339       (1,978)
                                                        ----------   ----------
                                                          130,871       59,736
                                                        ----------   ----------
Investment Activities:
    Capital expenditures..............................    (20,665)     (22,612)
    Net proceeds from sale of assets..................          -        4,182
    Acquisitions......................................          -       (1,231)
    Other ............................................        126           51
                                                        ----------   ----------
                                                          (20,539)     (19,610)
                                                        ----------   ----------
Financing Activities:
    Change in short-term borrowings...................   (109,087)     (17,869)
    Issuance of long-term debt........................          -          169
    Reduction in long-term debt ......................     (2,185)      (3,890)
    Issuance of common stock .........................      6,639        7,855
    Dividends paid on common stock, less
       amounts reinvested ............................    (11,389)     (10,259)
                                                        ----------   ----------
                                                         (116,022)     (23,994)
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................     (5,690)      16,132
Cash and Cash Equivalents at Beginning of Period......     22,953       16,632
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  17,263    $  32,764
                                                        ==========   ==========

The accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements (Unaudited):


1) At June 30, 1994 WICOR had borrowings of $14.5 million and availability of $103.2 million under unsecured lines of credit with several banks.

     A total of $6.3 million of commercial paper was outstanding as of June 30, 1994 at a weighted average interest rate of 4.5%.


2) For purposes of the Consolidated Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

     [CAPTION]

                                                For the six months
                                                  ended June 30,
                                              ----------------------
                                                 1994        1993
                                              ----------  ----------
                                              (Thousands of Dollars)
   Income taxes paid                          $  22,135   $   7,211
   Interest paid                              $   8,120   $   8,674

3) In July 1993, Wisconsin Gas submitted an incentive rate making proposal to the Public Service Commission of Wisconsin ("PSCW"). In its April 1994 initial decision, the PSCW significantly modified the Company's proposal. Under the modified proposal, the Company's rates will be subject to a three year rate freeze based on the rates approved in November, 1993. The Company will also be required to reduce its rates by $10.1 million, to reflect a reduction in certain non-cash expenses. This rate reduction will result in no net income impact, but will reduce cash flow. The PSCW has given the Company the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November, 1995. Wisconsin Gas will not make a decision until after the final PSCW Order is received later this year.


4) In January 1994, Wisconsin Gas offered a voluntary early retirement incentive plan to employees age 55 and over. A total of 131 employees elected to retire under the provisions of this incentive plan. The Company recorded a charge, which includes the impact on the pension and postretirement benefit plans, to operating expense of $2.7 million in the first quarter of 1994.


5) Prior year financial statement amounts have been restated to reflect the merger with SHURflo in 1993, which was accounted for as a pooling of interests.

Part II - Other Information
          -----------------

Item 1. Legal Proceedings
- - -------------------------

General - On June 16, 1994, the Supreme Court of Wisconsin issued a decision in a matter, not involving WICOR or its subsidiaries, which holds in general that comprehensive general liability insurance policies may not provide coverage for response costs involving Wisconsin sites under Federal or State environmental clean-up statutes in certain circumstances. On July 5, 1994, Wisconsin Gas and Sta-Rite joined more than 50 other Wisconsin businesses, the Wisconsin Department of Justice, the Wisconsin Department of Natural Resources and several other groups and individual firms in urging the Supreme Court to reconsider its decision.

Wisconsin Gas -   During the first quarter of 1994, Wisconsin Gas initiated
   suit against certain of its liability insurance carriers for coverage for environmental property damage associated with former manufactured
   gas plants.    The insurance carriers named as defendants in the suit
   instituted by Wisconsin Gas have recently moved to dismiss the case, contending that the decision of the Supreme Court of Wisconsin discussed above makes it questionable as to whether they will be obligated to reimburse Wisconsin Gas for such costs. Wisconsin Gas has opposed the motion.

   Wisconsin Gas is continuing to litigate its claims and is in various stages of negotiations with its insurance carriers regarding settlement of the litigation. A trial in the matter is scheduled for January 9, 1995. Based on recent PSCW orders, the Company currently believes that any cleanup costs not recoverable from its insurance carriers will be allowed full recovery in rates (net of carrying costs).

Sta-Rite - On July 13, 1994, Sta-Rite was notified by the Wisconsin
   Department of Natural Resources (the "WDNR") that the WDNR believes that solvents used at a manufacturing site previously operated by Sta-Rite have migrated and have caused or contributed to the contamination of a Deerfield, Wisconsin municipal well and surrounding property.
   The population of Deerfield is approximately 1,260 persons. Sta-Rite is currently conducting an investigation regarding the allegations raised by the WDNR. The WDNR has not proposed a plan of remediation regarding the site and Sta-Rite cannot estimate at the present time what costs, if any, it may incur for this remediation nor, in light of the Supreme Court of Wisconsin decision discussed above, whether any costs incurred will be covered by insurance.

   On August 3, 1994, the Michigan Department of Natural Resources notified Sta-Rite that its American Sanitary Division, which Sta-Rite operated from March 1969 until it was sold in May 1977, allegedly contributed to contamination at a facility in Grand Rapids, Michigan. As a generator of certain substances discovered at the Michigan site, Sta-Rite has been named, (along with various other entities some of which are larger and some of which are smaller than Sta-Rite) as a potentially responsible party with respect to this site. Sta-Rite is currently reviewing available records and gathering information regarding this matter. At this time, Sta-Rite is unable to estimate what costs, if any, it may incur in connection with remediation of this site. The Company is investigating whether its general liability insurance provides coverage for any remediation costs it may incur.

   Sta-Rite and other submersible pump manufacturers are parties to lawsuits filed in California by the Attorney General of the State of California, the Environmental Defense Fund and the Natural Resources Defense Council. Details regarding this litigation were previously reported in the Company's FORM 10-Q for the quarter ended March 31, 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- - -----------------------------------------------------------
At the Company's annual meeting of shareholders held on April 28, 1994, Willie D. Davis, James L. Forbes, Guy A. Osborn and William B. Winter were elected as directors of the Company for terms expiring in 1997. The following table sets forth certain information with respect to the election of directors at the annual meeting:
[CAPTION]

                           Shares Withholding
  Name of Nominee           Shares voted For         Authority
- - --------------------       ------------------     ----------------
Willie D. Davis                13,392,053             256,885
James L. Forbes                13,395,295             253,643
Guy A. Osborn                  13,400,729             248,209
William B. Winter              13,385,037             263,901

The following table sets forth the other directors of the Company whose terms of office continued after the 1994 annual meeting:

                               Year in Which
    Name of Director           Term Expires
- - -------------------------     ---------------
Wendell F. Bueche                 1995
Daniel F. McKeithan, Jr.          1995
George E. Wardeberg               1995
Essie M. Whitelaw                 1995
Jere D. McGaffey                  1996
Thomas F. Schrader                1996
Stuart W. Tisdale                 1996

In addition, at the annual meeting, shareholders approved the WICOR, Inc. 1994 Long-Term Performance Plan. With respect to such matter, the number of shares voted for and against were 12,569,139 and 693,478, respectively. The number of shares abstaining were 386,321. There were no shares subject to broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------
   (a)  Exhibits
        10.1     WICOR, Inc. 1994 Long-Term Performance Plan.

   (b)  Reports on Form 8-K - There were no reports on Form 8-K filed for the second quarter of 1994.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                       WICOR, INC.



Dated:  August 12, 1994                 By:      /s/ Joseph P. Wenzler
                                            -----------------------------
                                                Joseph P. Wenzler


                                      Vice President, Treasurer
                                     and Chief Financial Officer