Form 10-Q
period 1994-09-30
WICOR INC
filed 1994-11-01
CIK 314890

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10 - Q

      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended September 30, 1994
                                   or
      / /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to

                      Commission file number 1-7951

                               WICOR, Inc.
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)

                       Wisconsin                         39-1346701
    ---------------------------------------------    -------------------
    (State or other jurisdiction of incorporation    (I.R.S. Employer
                   or organization)                  Identification No.)


  626 East Wisconsin Avenue, Post Office Box 334, Milwaukee, Wisconsin
  --------------------------------------------------------------------
                 (Address of principal executive office)

                                  53201
                               ----------
                               (Zip Code)

                             (414) 291-7026
           ---------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No
                                  -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                     Outstanding at September 30, 1994
- ---------------------------         ---------------------------------
Common Stock, $1 Par Value                       16,841,374

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



                                 CONTENTS


                                                               PAGE
                                                              ------

PART I.  Financial Information..............................     1

         Management's Discussion and Analysis of
           Interim Financial Statements.....................   2-5


         Consolidated Financial Statements of WICOR, Inc. (Unaudited):
         ------------------------------------------------------------

         Consolidated Statement of Operations for the Three and
           Nine Months Ended September 30, 1994 and 1993....     6


         Consolidated Balance Sheet as of September 30, 1994
           and December 31, 1993............................   7-8


         Consolidated Statement of Cash Flows for the Nine
           Months Ended September 30, 1994 and 1993.........     9


         Notes to Consolidated Financial Statements.........    10



PART II. Other Information.................................. 11-12


         Signatures.........................................    13

Part I - Financial Information
- ------------------------------

                           Financial Statements
                           --------------------

The following consolidated statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the latest WICOR, Inc. annual report on Form 10-K and quarterly reports on Form 10-Q.

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair statement of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the full calendar year.

                   Management's Discussion and Analysis
                    of Interim Financial Statements of
                                WICOR, Inc.
Results of Operations
- ---------------------
The consolidated net loss for the third quarter of 1994 was $8.1 million as compared with a net loss of $8.6 million for the third quarter of the prior year. Net income increased by $5.2 million, or 33%, for the nine months ended September 30, 1994 compared to the same period of last year.

The following factors had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 1994.

Gas Distribution
- ----------------
The results of the third quarter of 1994 were essentially unchanged from last year. The net loss for the third quarter of 1994 was $10.5 million as compared to a net loss of $10.7 million in the third quarter of 1993. The negative impact of warmer weather on margins during the 1994 third quarter was offset by rate increases, lower than normal increases in operating expenses and by reductions in interest expense. Conversely, net income for the nine months ended September 30, 1994 increased by $2.4 million or 32%, compared to the same period of last year. The increase in 1994 year-to-date net income was due primarily to a rate increase and colder than normal weather in the first quarter of 1994.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

                         Three Months Ended        Nine Months Ended
                              September 30,            September 30,
                             --------------     %     --------------     %
                              1994    1993   Change    1994    1993   Change
                             ------  ------  ------   ------  ------  ------
(Millions of Dollars)
- --------------------
Gas Sales Revenues           $ 75.3  $ 79.7    (6)    $413.2  $392.1     5
Cost of Gas Sold               53.6    59.6   (10)     272.4   267.3     2
                             ------  ------           ------  ------
Gas Sales Margin               21.7    20.1     8      140.8   124.8    13
Gas Transport Margin            1.4     2.1   (33)       5.0     7.6   (34)
                             ------  ------           ------  ------
Total Margin                 $ 23.1  $ 22.2     4     $145.8  $132.4    10
                             ======  ======           ======  ======

(Millions of Therms)
- --------------------
Sales Volumes
  Firm                         57.6    64.4   (11)     571.6   558.7     2
  Interruptible                60.1    40.2    50      206.8   141.8    46
Transportation Volume          25.3    35.8   (29)      86.4   139.4   (38)
                             ------  ------           ------  ------
Total Throughput              143.0   140.4     2      864.8   839.9     3
                             ======  ======           ======  ======
Degree Days (Normal:
    3rd Qtr.  = 166
  Nine Months = 4,592)           71     161   (56)     4,577   4,511     1
                             ======  ======           ======  ======

The decrease in firm sales volumes for the third quarter of 1994 from last year was caused principally by warmer weather in September 1994 versus September 1993. For the nine months ended September 30, 1994, the total margin increase was primarily due to a 2.9% annual rate increase, which became effective on November 12, 1993, and to growth in firm sales volumes. For both the third quarter and year-to-date, there has been a transfer of customers and volumes to interruptible sales from transportation services.

Operations and maintenance expenses increased by $0.5 million, or 2%, and $8.1 million, or 10%, for the three- and nine-month periods ended September 30, 1994, respectively, compared with the same periods of 1993. In the third quarter, increased expenses for uncollectible accounts, software amortization, general office costs, and outside services were partially offset by reductions in distribution system operating costs and employee benefit expenses. Included in 1994 year-to-date operations expenses is a first quarter, one-time charge of $2.7 million relating to the election by 131 employees of an early retirement option. The related savings from the retirements have been realized since the first quarter and it is estimated that by year end the savings will substantially offset this first quarter charge. Increases in the provision for uncollectible accounts and software amortization were additional significant factors in the overall increase in operations and maintenance expenses for the year-to-date.

These increased expenses are being recovered in rates on an annual basis under the November 1993 rate order.

Depreciation expense increased for both the quarter and year-to-date due to recent capital additions. For the third quarter and year-to-date, when compared to 1993, interest expense on long-term debt decreased primarily as a result of lower interest rates achieved through a $45 million long-term debt refinancing in September 1993. The increase in the quarter and year-to-date other interest expense is due primarily to the amortization of previously deferred interest related to the financing of gas in storage. This was offset in part by lower short-term interest expense from reduced short-term borrowings in 1994. The income tax benefit for the third quarter of 1993 was lower than 1994 because of the lower pre-tax loss and as a result of a federal income tax increase retroactive to January 1, 1993. Income tax expense for the year-to-date increased primarily due to higher pre-tax income.

Wisconsin Gas received its most recent rate increase from the Public Service Commission of Wisconsin (PSCW) in November 1993. In July 1993 Wisconsin Gas proposed an alternative method of ratemaking which provided for an indexed rate cap and a weather adjustment mechanism (WAM). The PSCW has given initial approval to an alternative approach with a three-year margin rate cap (without the WAM) based on the rates approved in November 1993. It is expected that the PSCW will give Wisconsin Gas the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November 1995.
Wisconsin Gas anticipates it will accept the modified proposal.

Manufacturing
- -------------
Manufacturing net income for the third quarter of $2.4 million was 12% higher than last year's net income of $2.1 million. The increase in third quarter results reflects one-time 1993 charges related to the acquisition of SHURflo, and were offset in part by higher operating expenses and competitive market conditions during the quarter this year. For the nine months ended September 30, 1994, manufacturing net income increased by 34% to $11.0 million compared to the same period last year. This improvement resulted from increased sales as well as improved operating efficiencies.

Net sales were $74.4 million for the third quarter of 1994, up 5% from the comparable period in 1993. Domestic sales in the 1994 third quarter showed no increase over the 1993 third quarter, while international sales increased by 14%. For the first nine months of 1994, net sales increased by 11% to $239.6 million compared to the same period in 1993. On a year-to-date basis, domestic sales increased by 7% and international sales increased by 19% over the same periods in 1993. For the nine months ended September 30, 1994, international sales accounted for 36% of total net sales.

New product sales, including several new pumps sold in the European market, also contributed to the increase in sales. Improvements were seen in the Australian markets as that economy continues to recover. Results for 1994 also include the operations of Dega Research Pty. Ltd., a pool equipment manufacturer acquired in November 1993. Substantial improvements were seen in the water system, recreational vehicle, industrial, and water purification markets. Marine, agricultural, and other original equipment applications have also contributed to the sales increase.

Gross profit margins decreased slightly from 28% to 27% for the third quarter as compared to 1993. For the nine months ended September 30, 1994 and 1993, the gross profit margin was constant at 28%. Operating expenses as a percentage of sales for the quarter and year-to-date as compared to 1993 declined from 22% to 21% and from 21% to 20%, respectively. Year-to-date operating expenses increased in 1994 over 1993 by $2.9 million. This was due primarily to higher selling expenses associated with the higher level of sales. Lower interest expense, mostly due to lower debt levels, also contributed to improved earnings for the quarter and year-to-date.


Non-Operating Income and Income Taxes
- -------------------------------------
Interest expense was down slightly for the three- and nine- months periods ended September 30, 1994, in comparison to 1993, due primarily to a $45.0 million long-term debt refinancing in September 1993 in the gas distribution business and, also, to lower levels of short-term debt throughout the Company.

Income tax expense was $3.0 million higher for the first nine months of 1994, compared to the same period last year, reflecting an increase in pre-tax income. The income tax benefit for the third quarter of 1993 was lower as a result of a federal income tax increase retroactive to January 1, 1993.

Financial Condition
- -------------------
Cash flow from operations increased by $76.5 million from 1993 to $108.5 million for the first nine months of 1994. The improvement is in part due to the increase in net income and depreciation. Greater volumes of gas in storage at the beginning of the year resulted in $49.0 million of reduced cash requirements for gas purchases in the first nine months of 1994 compared to 1993. The first nine months of 1994 also benefitted from recovery of demand charges over the heating season in 1994, rather than throughout the year as in 1993. The impact of this change has lessened since the second quarter.

The increase in cash from other non-current assets and liabilities was a result of increased recovery of deferred uncollectible expense, recognition of a deferred regulatory liability for environmental clean-up cost recoveries, and a net increase in the liability for postretirement benefits due to the early retirement option at Wisconsin Gas in the first quarter of 1994.

Capital expenditures for the nine months ended September 30, 1994 amounted to $37.0 million and additional capital expenditures of $22.2 million are expected for the remainder of 1994. Gas distribution capital expenditures are expected to increase in 1994 over 1993 as several expansion projects are underway.

More short-term borrowings were repaid in the first nine months of 1994 than in 1993 because of the higher level of short-term debt at

December 31, 1993 versus December 31, 1992. The higher level of short-term debt was needed primarily to finance gas in storage. Cash from operations provided sufficient funds to make these payments. There will be a need for additional short-term borrowing during the remainder of 1994 primarily to finance utility receivables and gas in storage.

On July 26, 1994, the directors of the Company authorized an increase in the Company's per share common stock dividend to $.40 per quarter ($1.60 per share on an annual basis). The first quarterly payment at the new level was made August 31, 1994 to shareholders of record on August 12, 1994.

                                  WICOR, INC.
                Consolidated Statement of Operations (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                     1994        1993        1994        1993
                                  ----------  ----------  ----------  ----------
                                  (Thousands of Dollars)  (Thousands of Dollars)
Operating Revenues:
  Gas distribution............... $  76,675   $  81,761   $ 418,172   $ 399,635
  Manufacturing and other........    74,362      71,040     239,569     216,049
                                  ----------  ----------  ----------  ----------
                                    151,037     152,801     657,741     615,684
                                  ----------  ----------  ----------  ----------
Operating Costs and Expenses:
  Cost of gas sold...............    53,618      59,610     272,377     267,278
  Manufacturing cost of sales....    54,179      51,047     171,413     154,741
  Operations and maintenance.....    41,945      41,248     137,834     126,772
  Depreciation and amortization..     7,519       7,057      22,247      20,799
  Taxes, other than income taxes.     2,444       2,245       7,594       6,930
                                  ----------  ----------  ----------  ----------
                                    159,705     161,207     611,465     576,520
                                  ----------  ----------  ----------  ----------
Operating Income (Loss)..........    (8,668)     (8,406)     46,276      39,164
                                  ----------  ----------  ----------  ----------
Other Income (Deductions):
  Interest expense...............    (3,830)     (4,047)    (12,038)    (13,084)
  Interest income................       194         137         480         437
  Other, net.....................      (244)        (91)       (320)       (371)
                                  ----------  ----------  ----------  ----------
                                     (3,880)     (4,001)    (11,878)    (13,018)
                                  ----------  ----------  ----------  ----------
Income (Loss) Before
  Income Taxes...................   (12,548)    (12,407)     34,398      26,146
Income Tax Expense (Benefit).....    (4,479)     (3,810)     13,267      10,232
                                  ----------  ----------  ----------  ----------
Net Income (Loss)................ $  (8,069)  $  (8,597)  $  21,131   $  15,914
                                  ==========  ==========  ==========  ==========
Per Share of Common Stock:
  Income Per Common Share........ $   (0.48)  $   (0.53)  $    1.27   $    0.99
                                  ==========  ==========  ==========  ==========
  Cash Dividends Per Common Share $    0.40   $    0.39   $    1.18   $    1.15
                                  ==========  ==========  ==========  ==========
Average Common Shares
   Outstanding (Thousands).......    16,810      16,173      16,650      16,013


The accompanying notes are an integral part of this statement.

/TABLE

                                     WICOR, INC.
                             Consolidated Balance Sheet

                                                     September 30,
                                                         1994      December 31,
                                                      (Unaudited)     1993
                                                     ------------- ------------
                                                       (Thousands of dollars)

Assets
- ------
Current Assets:
  Cash and cash equivalents......................... $     21,625  $    22,953
  Accounts receivable, less allowance for
    doubtful accounts of $11,040 and $9,351,
    respectively....................................       90,402      111,408
  Accrued utility revenues..........................        8,230       53,483
  Manufacturing inventories.........................       56,819       58,079
  Gas in storage, at weighted average cost..........       42,855       44,697
  Deferred income taxes.............................       17,017       10,005
  Prepayments and other.............................       16,859       13,969
                                                     ------------- ------------
                                                          253,807      314,594
Property, Plant and Equipment (less accumulated      ------------- ------------
    depreciation of $403,151 and $377,004,
    respectively)...................................      407,412      400,700
                                                     ------------- ------------
Deferred Charges and Other:
  Deferred systems development costs................       35,414       38,808
  Other regulatory assets...........................       54,037       57,211
  Deferred environmental costs......................       41,677       41,641
  Prepaid pension costs.............................       30,606       29,580
  Gas transition costs..............................        9,238       15,485
  Other.............................................       33,402       35,707
                                                     ------------- ------------
                                                          204,374      218,432
                                                     ------------- ------------
                                                     $    865,593  $   933,726
                                                     ============= ============




The accompanying notes are an integral part of this statement.

/TABLE

                                     WICOR, INC.
                             Consolidated Balance Sheet

                                                     September 30,
                                                         1994      December 31,
                                                      (Unaudited)     1993
                                                     ------------- ------------
                                                       (Thousands of Dollars)
Liabilities and Capitalization
- ------------------------------
Current Liabilities:
  Accounts payable.................................. $     47,532  $    62,683
  Refundable gas costs .............................       10,751       15,596
  Short-term borrowings.............................       70,922      134,918
  Current portion of long-term debt.................        2,999        2,847
  Accrued taxes.....................................        4,587       10,089
  Accrued payroll and benefits......................       19,656       14,656
  Other.............................................       16,856       15,199
                                                     ------------- ------------
                                                          173,303      255,988
                                                     ------------- ------------
Deferred Credits and Other:
  Unamortized investment tax credit.................        8,470        8,654
  Environmental remediation costs...................       38,719       40,000
  Deferred income taxes.............................       43,355       45,878
  Gas transition costs..............................        9,238       15,485
  Other regulatory liabilities......................       57,410       50,179
  Postretirement benefit obligation.................       70,225       67,510
  Other.............................................       17,799       14,526
                                                     ------------- ------------
                                                          245,216      242,232
                                                     ------------- ------------
Capitalization:
  Long-term debt....................................      164,182      165,230
  Common stock......................................       16,841       16,407
  Other paid-in capital.............................      177,315      166,710
  Retained earnings ................................       96,124       94,643
  Unearned compensation.............................       (7,388)      (7,484)
                                                     ------------- ------------
                                                          447,074      435,506
                                                     ------------- ------------
                                                     $    865,593  $   933,726
                                                     ============= ============




The accompanying notes are an integral part of this statement.

/TABLE

                                     WICOR, INC.
                  Consolidated Statement of Cash Flows (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                        -----------------------
                                                           1994         1993
                                                        ----------   ----------
                                                         (Thousands of Dollars)

Operations:
  Net income..........................................  $  21,131    $  15,914
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation and amortization.....................     35,632       32,625
    Deferred income taxes.............................     (9,535)         (55)
    Change in:
      Receivables.....................................     66,259       52,534
      Manufacturing inventories.......................      1,261        3,254
      Gas in storage..................................      1,841      (47,202)
      Other current assets............................     (4,326)      (1,213)
      Systems development costs.......................       (826)      (4,246)
      Accounts payable................................    (15,151)     (14,185)
      Refundable gas costs............................     (4,845)     (13,398)
      Accrued taxes...................................     (4,066)       1,501
      Accrued payroll and benefits....................      5,000        7,173
      Other current liabilities.......................      1,657          861
      Other non-current assets and liabilities, net...     14,423       (1,597)
                                                        ----------   ----------
                                                          108,455       31,966
                                                        ----------   ----------
Investment Activities:
    Capital expenditures..............................    (36,967)     (37,045)
    Net proceeds from sale of assets..................          -        5,706
    Acquisitions......................................          -       (1,511)
    Other ............................................        308          313
                                                        ----------   ----------
                                                          (36,659)     (32,537)
                                                        ----------   ----------
Financing Activities:
    Change in short-term borrowings...................    (61,996)      13,730
    Issuance of long-term debt........................          -       45,158
    Reduction in long-term debt ......................     (2,517)     (48,654)
    Issuance of common stock .........................      8,705       11,777
    Dividends paid on common stock, less
       amounts reinvested ............................    (17,316)     (15,808)
                                                        ----------   ----------
                                                          (73,124)       6,203
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................     (1,328)       5,632
Cash and Cash Equivalents at Beginning of Period......     22,953       16,632
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  21,625    $  22,264
                                                        ==========   ==========

The accompanying notes are an integral part of this statement.

/TABLE

Notes to Consolidated Financial Statements (Unaudited):
- ------------------------------------------------------

1) At September 30, 1994 WICOR had borrowings of $13.8 million and availability of $215.8 million under unsecured lines of credit with several banks.

      A total of $57.1 million of commercial paper was outstanding as of September 30, 1994 at a weighted average interest rate of 5.0%.


2) For purposes of the Consolidated Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                                  For the Nine Months
                                                   Ended September 30,
                                                ------------------------
                                                   1994          1993
                                                ----------    ----------
                                                 (Thousands of Dollars)
      Income taxes paid                         $   31,511     $   12,064
      Interest paid                             $   13,751     $   12,544


3) In July 1993, Wisconsin Gas submitted an incentive rate making proposal to the Public Service Commission of Wisconsin ("PSCW"). In its April 1994 initial decision, the PSCW significantly modified the Wisconsin Gas proposal. Under the modified proposal, Wisconsin Gas rates will be subject to a three year margin rate cap based on the rates approved in November, 1993. Wisconsin Gas will also be required to reduce its rates by $10.1 million, to reflect a reduction in certain non-cash expenses. Over a twelve month period, this rate reduction will result in no net income impact, but will reduce cash flow. It is expected that the PSCW will give Wisconsin Gas the option of either accepting the modified proposal or filing a traditional rate case in March 1995 with new rates becoming effective in November, 1995. Wisconsin Gas anticipates it will accept the modified proposal.


4) In January 1994, Wisconsin Gas offered a voluntary early retirement incentive plan to employees age 55 and over. A total of 131 employees elected to retire under the provisions of this incentive plan. Wisconsin Gas recorded a charge, which includes the impact on the pension and postretirement benefit plans, to operating expense of $2.7 million in the first quarter of 1994.

Part II - Other Information
- ---------------------------

Item 1. Legal Proceedings
- -------------------------

General
- -------
On June 16, 1994, the Supreme Court of Wisconsin issued a decision, in a matter not involving WICOR or its subsidiaries, which holds in general that comprehensive general liability insurance policies may not provide coverage for response costs involving Wisconsin sites incurred under Federal or State environmental clean-up statutes in certain circumstances. In July 1994, Wisconsin Gas and Sta-Rite joined more than 50 other Wisconsin businesses, the Wisconsin Department of Justice, the Wisconsin Department of Natural Resources and several other groups and individual firms in urging the Supreme Court to reconsider its decision. The motion to reconsider was, however, denied by the Wisconsin Supreme Court in October 1994.

Wisconsin Gas
- -------------
During the first quarter of 1994, Wisconsin Gas initiated suit against certain of its liability insurance carriers for coverage for environmental property damage associated with former manufactured gas plants. The insurance carriers named as defendants in the suit recently moved to dismiss the case, contending that the June 1994 decision of the Supreme Court of Wisconsin discussed above makes it questionable as to whether they will be obligated to reimburse Wisconsin Gas for such costs. The motion was decided in favor of Wisconsin Gas.

Wisconsin Gas is continuing to litigate its claims and is in various stages of negotiations with its insurance carriers regarding settlement of the litigation. A trial in the matter is scheduled for January 9, 1995. Based on recent PSCW orders, Wisconsin Gas currently believes that any cleanup costs not recoverable from its insurance carriers will be allowed full recovery in rates (excluding carrying costs).

Sta-Rite
- --------
During the second quarter of 1994, Sta-Rite was notified by the Wisconsin Department of Natural Resources (the "WDNR") that it believed that solvents used at a manufacturing site previously operated by Sta-Rite have migrated and have caused or contributed to the contamination of a Deerfield, Wisconsin municipal well and surrounding property. The population of Deerfield is approximately 1,260 persons. Sta-Rite is continuing its investigation regarding the allegations raised by the WDNR. Sta-Rite cannot estimate at the present time what costs it may incur for this remediation nor, in light of the Wisconsin Supreme Court's decision discussed above, whether any costs incurred will be covered by insurance.

Details regarding other litigation involving Sta-Rite were previously reported in the Company's Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

Item 5.  Other Information
- --------------------------

   J. Russell Phillips, 45, has been named President and CEO of SHURflo Pump Manufacturing Co., effective October 1, 1994. He succeeds John
   W. Casey, Jr., who will continue as a member of the SHURflo board of directors and who will be involved in acquisition and strategic endeavors.



Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

   (a)  Exhibits

        27 - Financial data schedule.

   (b)  Reports on Form 8-K - There were no reports on Form 8-K filed for the third quarter of 1994.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                   WICOR, INC.



Dated:  October 27, 1994             By:    /s/ Joseph P. Wenzler
                                         ---------------------------
                                                Joseph P. Wenzler


                                         Vice President, Treasurer
                                       and Chief Financial Officer

                               WICOR,  Inc.
                         Exhibit Index - Form 10-Q


Exhibit No.                             Exhibit
- -----------            -----------------------------------------

    27                 Financial data schedule