Form 10-K405
WICOR INC
filed 1995-03-14
CIK 314890

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1994
                                OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to

                   Commission file number 1-7951
                            WICOR, Inc.

      (Exact name of registrant as specified in its charter)

           Wisconsin                              39-1346701
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X   Yes        No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

Aggregate market value of the voting stock held by non-affiliates of the registrant:
                    $474,178,432 at February 28, 1995.

Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1995:
          Common Stock, $1 par value         16,934,944 shares

Documents Incorporated by Reference:
WICOR, Inc. proxy statement dated March 10, 1995 (Part III)
WICOR, Inc. 1994 Annual Report to Shareholders (Parts I and II)

                        TABLE OF CONTENTS
                                                            PAGE
PART I     .                                                 1

Item 1.   Business                                                1

  (a)  General Development of Business                       1
  (b)  Financial Information about Industry Segments         1
  (c)  Narrative Description of Business                     1

     1.   Retail Distribution of Natural Gas                 1

       A. General                                                 1
       B. Gas Markets and Competition                        1
       C. Gas Supply and Pipeline Capacity                   3
          (1)  General                                       3
          (2)  Pipeline Capacity                             4
          (3)  Term Gas Supply                               4
          (4)  Spot Market Gas Supply                        4
       D. Wisconsin Regulatory Matters
          (1)  Rate Matters                                  5
          (2)  Transition Cost Recovery Policy               5
          (3)  Service Area Expansion                        5
          (4)  Changing Regulatory Environment               5
       E. Employees                                          5

  2. Manufacturing and Sale of Pumps and Water
         Processing Equipment                                6

       A. General                                                 6
       B. U.S. Operations                                    6
       C. International Operations                           6
       D. Raw Materials and Patents                          7
       E. Employees                                          7

Item 2.   Properties                                              7

  (a)  Capital Expenditures                                  7
  (b)  Retail Distribution of Natural Gas                    7
  (c)  Manufacturing of Pumps and Water Processing
          Equipment                                          7

Item 3.   Legal Proceedings                                  7

Item 4.   Submission of Matters to a Vote of Security Holders     9

Executive Officers of the Registrant                         9

PART II                                                          10

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                               10

Item 6.   Selected Financial Data                           11

Item 7.   Management's Discussion and Analysis
          of Results of Operations and
                 Financial Condition                               11

                                                          PAGE

Item 8.   Financial Statements and Supplementary Data       11

Item 9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure               11


PART III                                                         11

Item 10.    Directors and Executive Officers of
          the Registrant                                    11

Item 11.    Executive Compensation                          12

Item 12.    Security Ownership of Certain
          Beneficial Owners and Management                  12

Item 13.    Certain Relationships and Related
          Transactions                                      12


PART IV                                                          12

Item 14.    Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                           12

  (a)  Documents Filed as Part of the Report                12

     1.   All Financial Statements and Financial
       Statement Schedules                                  12
     2.   Financial Statement Schedules                     12
     3.   Exhibits                                                    12

  (b)  Reports on Form 8-K                                  15

                              PART I


Item 1.    BUSINESS

(a)        General Development of Business

  WICOR, Inc. (the "Company" or "WICOR") is a diversified holding company with two principal businesses: natural gas distribution and manufacturing and sale of pumps and water processing equipment. Wisconsin Gas Company ("Wisconsin Gas") engages in retail distribution of natural gas. Sta-Rite Industries, Inc. ("Sta-Rite") and SHURflo Pump Manufacturing Co. ("SHURflo") are manufacturers of pumps and water processing equipment. The Company is a Wisconsin corporation and maintains its principal executive offices in Milwaukee, Wisconsin.

  The Company was incorporated in 1980 at which time it acquired all the outstanding common stock of Wisconsin Gas through a merger. The Company acquired all of the outstanding common stock of Sta-Rite through a merger in 1982.

  In July 1993, the Company acquired all of the outstanding stock of SHURflo through a merger. SHURflo is a manufacturer of small pumps for the food service, recreational vehicle, marine, industrial and water purifications markets.

  In November 1993, Sta-Rite acquired Dega Research Pty, a Melbourne, Australia-based manufacturer of pumps, filters and accessories for the pool and spa market. This acquisition made Sta-Rite the largest pool and spa equipment company in Australia, which is the second largest market in the world for these products.

  At December 31, 1994, the Company (including subsidiaries) had 3,214 full-time equivalent employees.

(b)        Financial Information About Industry Segments

  Reference is made to the section entitled "Financial Review-General Overview" set forth in the Company's 1994 Annual Report to Shareholders. Such
section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

(c)        Narrative Description of Business

              1.  RETAIL DISTRIBUTION OF NATURAL GAS
A. General

  Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin, where all of its business is conducted. At December 31, 1994, Wisconsin Gas distributed gas to approximately 495,000 residential, commercial and industrial customers in 496 communities throughout Wisconsin having an estimated population of 1,458,000 based on the State of Wisconsin's estimates for 1994. Wisconsin Gas is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities. See "Wisconsin Rate and Regulatory Matters."

B. Gas Markets and Competition

  Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Most of Wisconsin Gas' large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. Wisconsin Gas offers transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers seek to purchase lower-priced spot market gas directly from producers or other sellers and arrange with pipelines and Wisconsin Gas to have the gas transported to their facilities. Wisconsin Gas actively assists customers in buying gas, arranging transportation, and managing other aspects of acquisition, transportation and use of gas. Wisconsin Gas also offers gas sales services that are priced to compete with these transportation services. Wisconsin Gas earns the same margin (difference between revenue and cost of gas), whether it sells gas to customers or transports customer-owned gas.

  The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                                   Year Ended            Year Ended
                               December 31, 1994     December 31, 1993
                              --------------------  --------------------
                              Thousands             Thousands
Customer Class                of therms*   Percent  of therms*   Percent
---------------------------   ----------   -------  ----------   -------
Residential                               463,690        38.8   479,640      39.8
Commercial                      185,980      15.5     190,600      15.8
Large Volume Commercial and
  Industrial Firm               145,440      12.2     152,460      12.7
Commercial and Industrial
  Interruptible                 282,170      23.6     208,490      17.3
Transported                               119,080         9.9   174,080      14.4
                              ----------   -------  ----------   -------
Total Gas Purchased and
  Transported                 1,196,360     100.0   1,205,270     100.0
                              ==========   =======  ==========   =======

*One therm equals 100,000 BTU's.

  The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to its customers. The remaining volumes represent quantities sold to customers by Wisconsin Gas.

  Wisconsin Gas has taken certain steps in recent years to enable it to compete in an increasingly competitive gas industry. Wisconsin Gas has instituted a service options program which provides customers an array of sales, transportation and related services from which they can choose. The service options program also assists Wisconsin Gas in establishing the peak day and annual gas requirements that Wisconsin Gas is obligated to supply. The service options program provides customers with a choice of services that they can select to meet their needs while defining Wisconsin Gas' obligation to obtain and sell gas to customers.

  In 1993, Wisconsin Gas introduced a gas supply management service aimed at its larger customers. Under this service, Wisconsin Gas manages the customer's gas supply. Gas management service customers are freed from the responsibilities imposed by Federal regulation of dealing with one or more gas suppliers, an interstate pipeline and a utility on a daily basis to order the precise gas supply and capacity necessary to meet their varying daily gas requirements. See "Wisconsin Regulatory Matters - Gas Supply and Pipeline Capacity."

  In 1994, Wisconsin Gas became the first utility in the country to offer its large customers the option of locked or capped pricing. Under the locked pricing option, Wisconsin Gas will sell gas at an agreed fixed unit price for a specified period of time, such as a year. Under the capped pricing option, Wisconsin Gas will sell gas at a price not to exceed an agreed unit price. These pricing options enable large customers to budget their gas costs more precisely and also assist Wisconsin Gas in retaining large customers.

  The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. See "Wisconsin Regulatory Matters."

  In 1994, Wisconsin Gas added more than 10,000 customers. See "Wisconsin Regulatory Matters - Service Area Expansion".

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

  Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that has installed capability to use gas or other fuels) depends upon Wisconsin Gas' success in obtaining long-term and short-term supplies of natural gas at marketable prices and its success in arranging or facilitating transportation service for those customers that desire to buy their own gas supplies. Although the dual-fuel market comprises approximately 33% of Wisconsin Gas' annual deliveries, it contributes only about 12% of Wisconsin Gas' margin.

C. Gas Supply and Pipeline Capacity

  (1)   General

  Prior to the Federal Energy Regulatory Commission's ("FERC") Order No. 636, the interstate pipelines serving Wisconsin Gas were the primary suppliers of natural gas to Wisconsin Gas. During the transition period prior to the implementation of Order No. 636, Wisconsin Gas gradually assumed responsibility for the acquisition of supply in the production areas of North America, as well as the management of transportation and storage capacities to deliver that supply to its market area. On November 1, 1993, Wisconsin Gas commenced full operation and responsibility for its supply and capacity under the requirements of Order No. 636.

  One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline capacity and gas supplies.
Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the peak day firm demand of their customers. Peak or near peak days occur only a few times each year, so capacity release facilitates higher utilization of capacity during those times when the capacity is not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that capacity. The proceeds from these transactions are passed-through to ratepayers, thereby helping to offset the costs associated with holding the capacity. During 1994, Wisconsin Gas was an active participant in the capacity release market.

  During 1993-94, the first year of operating under Order No. 636, Wisconsin
Gas Company was able to meet its contractual obligations with both its suppliers and its customers despite unseasonably cold weather in January and February 1994 and unseasonably warm weather in November and December 1994.

  The following table sets forth the volumes of natural gas purchased by Wisconsin Gas and the volumes transported for customers.

                          Year Ended                     Year Ended
                     December 31, 1994               December 31, 1993
                    --------------------            --------------------
                              Thousands             Thousands
Natural Gas Purchased         of Therms*   Percent  of Therms*   Percent
-------------------------     ----------   -------  ----------   -------
ANR                                             0         0.0   467,544      38.8
NNG                                             0         0.0    20,348       1.7
Viking                                0       0.0      11,917       1.0
Term contracts
  (in excess of 30 days)        980,170      81.9     398,197      33.0
   Spot Market                   97,110       8.1     133,184      11.1
                              ----------   -------  ----------   -------
Total Gas Purchased           1,077,280      90.0   1,031,190      85.6
Customer Gas Transported        119,080      10.0     174,080      14.4
                              ----------   -------  ----------   -------
Total Gas Purchased
  and Transported             1,196,360     100.0   1,205,270     100.0
                              ==========   =======  ==========   =======


*One therm equals 100,000 BTU's.

  Wisconsin Gas purchased no gas from ANR, NNG and Viking in 1994 because Order No. 636 prohibits pipelines from selling gas as they did historically.

(2)  Pipeline Capacity

  Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. Wisconsin Gas has contracted for long-term firm capacity on a relatively equal basis from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of Wisconsin Gas' supply portfolio and that Canada represents an important long-term source of reliable, competitively priced gas.

  Because of the seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted with ANR and NNG for substantial underground storage capacity, primarily in Michigan. There are no known underground storage formations in Wisconsin capable of commercialization. Storage enables Wisconsin Gas to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

  Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                           Maximum Daily
                            (Thousands
       Pipeline                                   of Therms*)
   ------------------                            -------------
   ANR
       Mainline                           2,999
       Storage                            4,879
   NNG
       Mainline                           1,077
       Storage                              150
   Viking
       Mainline                              64
   Peaking Facilities                        54
                           -------------
   Total                        9,223
                           =============
*One therm equals 100,000 BTU's.

  (3)  Term Gas Supply

  Wisconsin Gas has term firm contracts (initial terms in excess of 30 days) with approximately 30 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of Wisconsin Gas' gas supply expires in any year. Wisconsin Gas believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                           Maximum Daily
                             (Thousands
                            of Therms*)
                           -------------
   Domestic flowing gas                   2,387
   Canadian flowing gas                   1,396
   Storage withdrawals                    5,029
                           -------------
       Total                              8,812
                           =============
*One therm equals 100,000 BTU's.

  (4)  Spot Market Gas Supply

  Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. Wisconsin Gas has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.


D. Wisconsin Regulatory Matters

  (1)  Rate Matters

  Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

  In July 1993, Wisconsin Gas submitted an incentive rate making proposal to the PSCW. The PSC significantly modified Wisconsin Gas' proposal in its November 1994 rate order. Under the PSCW rate order, Wisconsin Gas' rates are subject to a three year margin rate cap (through October 1997) based on the rates approved in November 1993. The PSCW order also specified margin rate floors for each rate class. Wisconsin Gas has the ability to raise or lower margin rates within the specified range on a quarterly basis. The rates at December 31, 1994 were at the top of the range. In addition, the PSCW order required Wisconsin Gas to reduce its rates by $10.1 million, on an annual basis, to reflect a reduction in certain non-cash expenses. Over a twelve month period, beginning with the effective date of the order, this rate reduction will result in no net income impact, but will reduce cash flow. The rate order was effective November 14, 1994.

  Wisconsin Gas' rates contain clauses providing for periodic adjustment, with PSCW approval, to reflect changes in purchased gas costs including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Rate Matters - Transition Cost Recovery Policy".

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

  In the judgment of management, the incurrence of these transition costs will have no material effect on Wisconsin Gas' operations or financial condition under current PSCW policy. See Note 7 to Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1994 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

  (3)  Service Area Expansion

  In recent years, Wisconsin Gas has increased its efforts to obtain regulatory approvals to extend gas service to previously unserved communities. In 1994, Wisconsin Gas extended service to nine new communities and added 10,000 customers. Over the last four years, Wisconsin Gas has extended service to 99 new communities and added 42,000 customers.

  (4)  Changing Regulatory Environment

  The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. To date, the PSCW has made a policy decision to deregulate gas costs for customer segments with workably competitive market choices. The PSCW has identified numerous issues which must be resolved before its policy can be implemented. A generic proceeding has been instituted during which these issues will be aired and decided. Hearings are scheduled to begin in January 1996, with the expectation that the new regulatory framework will be implemented by the end of 1996. The Company is unable to determine what impact this proceeding may have on Wisconsin Gas' operations or financial position.

E. Employees

  At December 31, 1994, Wisconsin Gas had 1,166 full-time equivalent active employees.


              2. MANUFACTURING AND SALE OF PUMPS AND
                    WATER PROCESSING EQUIPMENT

A. General

  The Company's manufacturing subsidiaries manufacture and sell pumps and water processing equipment used to pump, control and filter water, and positive displacement pumps and other accessories used for fluid handling in a wide array of specialized applications and markets. Manufacturing and assembly activities are conducted in plants in the United States, United Kingdom, Germany, Italy, Australia, New Zealand and Russia.

B. U.S. Operations

  Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, filters, and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, "hot tubs", jetted bathtubs, and fountains. The manufacturing businesses also produce large higher pressure and capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

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

  Sales of pumps and water processing equipment are somewhat related to the seasons of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading pro-

ducer of pumps for private water systems and swimming pools and spas and for the food service and recreational vehicle markets. The Company's centrifugal pumps command a major share of the agricultural and irrigation centrifugal market.
The Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Major brand names include "STA-RITE", "BERKELEY", "SHURflo", "FLOTEC", "AQUALITY" and "AQUA TOOLS".

  Domestic pumps and water products are sold and serviced primarily through a network of independent distributors, dealers, retailers and manufacturers' representatives serving the well drilling, hardware, plumbing, pump installing, irrigation, pool and spa, food service, recreational vehicle, marine, industrial and do-it-yourself markets. Sales are also made on a private brand basis to large customers in all water products markets and to original equipment manufacturers.

  Backlog of orders for pumps and water products is not a significant indicator of future sales.

C. International Operations

  International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 110 countries on six continents. Foreign manufac-

turing of products from imported and locally manufactured components is carried out by United Kingdom, German, Australian, New Zealand, Italian, and Russian subsidiaries. The products sold in the international markets are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic sales, including exports, were 37% of 1994 manufacturing sales.

D. Raw Materials and Patents

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

E. Employees

  At December 31, 1994, the manufacturing businesses had 2,048 full time equivalent active employees.

Item 2.  PROPERTIES

  (a)  Capital Expenditures

  The Company's capital expenditures for the year ended December 31, 1994, totaled $55.1 million. Retirements during this period totaled $10.1 million. Except as discussed in "Legal Proceedings", the Company does not expect to make any material capital expenditures for environmental control facilities in 1995.

  (b)  Retail Distribution of Natural Gas

  Wisconsin Gas owns a distribution system which, on December 31, 1994, included approximately 8,100 miles of distribution and transmission mains, 407,000 services and 498,000 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas also owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

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

  (c)  Manufacturing of Pumps and Water Processing Equipment

  The manufacturing businesses have 11 manufacturing facilities located in California (2), Nebraska, Wisconsin (2), Germany, Australia (2), Italy, New Zealand and Russia. These plants contain a total of approximately 1,408,000 square feet of floor space. These businesses also own or lease seven sales/distribution facilities in the United States, six in Australia, two each in England and France, and one each in Canada, Mexico, New Zealand and Singa-pore.

Item 3.  LEGAL PROCEEDINGS

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

  Sta-Rite has entered into a contract with the Wisconsin Department of Natural Resources ("WDNR") to perform and complete the Remedial Investigation/Feasibility Study and Remedial Design/Remedial Action phases of the Federal Superfund environmental process for the Delavan, Wisconsin Municipal Well No. 4, which is located close to one of Sta-Rite's facilities. In 1990 and 1991, Sta-Rite provided reserves to cover the estimated costs under the contract. No additions to reserves were required since 1991. Although management believes the amounts reserved will be adequate to effect any necessary restoration, there is a possibility that additional costs may be incurred.

  In separate lawsuits filed on April 18, 1994, the State of California and two environmental groups sued Sta-Rite and other submersible pump manufacturers claiming violation of the California's Health and Safety Code (Proposition 65). The lawsuits allege certain pumps under certain conditions leach lead into the ground water, resulting in lead levels in drinking water in violation of Proposition 65. The lawsuits seek, among other remedies, injunctive relief and unspecified monetary penalties. Based upon information supplied to it by the environmental groups, the U.S. Environmental Protection Agency advised all owners of certain new submersible well pumps to have their water tested. Based upon its own testing and information currently available, including information from several state agencies, Sta-Rite has established reserves believed to be adequate with respect to these actions and intends to vigorously defend against the claims made. Although management believes the amounts reserved will be adequate to cover any costs, there is a possibility that additional costs may be incurred in the future.

  In July 1994, Sta-Rite was notified by the WDNR that it believed solvents used at a manufacturing site previously operated by Sta-Rite have migrated and contributed to the contamination of a Deerfield, Wisconsin municipal well, serving Deerfield residents, and surrounding property. Based upon the preliminary investigation and reserves established, the Company believes that the resolution of this matter will not have a material adverse effect upon its financial condition. However, there is a possibility that costs in excess of the amount reserved may be incurred in the future.

  A lawsuit brought in 1993 by Waste Management of Wisconsin, Inc. against Sta-Rite and other generators for cleanup costs relating to a landfill near Sta-Rite's former Deerfield location was resolved in 1994 within the reserves established.

  Sta-Rite is also involved in environmental matters with respect to certain other sites. The Company has established accruals for all presently known and quantifiable environmental contingencies relating to these sites in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by Sta-Rite, (b) the costs incurred to date by Sta-Rite at sites where clean-up is presently ongoing and the estimated costs to complete the necessary restoration work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for restoration at specified sites, and (d) the experience of other parties who have been involved in the restoration of comparable sites. The accruals recorded by the Company with respect to the foregoing environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations. With respect to several other sites in which Sta-Rite may have environmental liability, management is currently conducting investigation to determine the scope, if any, of Sta-Rite's potential liability regarding the restoration of such sites and the estimated costs of the restoration. As a result of the preliminary nature of the investigations, no reasonable estimate can be given regarding the costs, if any, that Sta-Rite may incur with respect to these sites. Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible restoration alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1994, the Company has accrued $37.2 million for cleanup costs in addition to $4.0 million of costs already incurred. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available restoration techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability.

  The WDNR issued a Potentially Responsible Party letter to Wisconsin Gas for these two sites in September 1994. Following receipt of this letter, Wisconsin Gas and WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it will select specific restoration actions for recommendation to the WDNR. This information will be prepared in 1995. Barring unforeseen delays, expenditures by Wisconsin Gas on restoration work could commence as early as 1995 and will increase in future years as plan approvals are obtained. Expenditures over the next several years are expected to total approximately $20 million. Although most of the work and costs are expected to be incurred in the first several years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.

  In February 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. If the amount recovered from the insurance carriers is insufficient to remediate both sites, expenditures not recovered will be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders. Accordingly, the accrual for future restoration costs has been deferred as a regulatory asset. Certain related investigation costs incurred to date are currently being recovered in utility rates.

  Wisconsin Gas also owns a service center that is constructed on a site that was previously owned by the City of Milwaukee and was used by the City as a public dump site. Wisconsin Gas has conducted a site assessment at the request of the WDNR and has sent the report of its assessment to the WDNR. Management cannot predict whether or not the WDNR will require any restoration action, nor the extent or cost of any restoration actions that may be required. In the judgment of management, any restoration costs incurred by Wisconsin Gas will be recoverable from the City of Milwaukee or in Wisconsin Gas' rates pursuant to the PSCW's orders discussed above.

  See Note 7 to Notes to Consolidated Financial Statements contained in
Exhibit 13, the Company's 1994 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

               EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth the names and ages of, and the offices held by, the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders in April.

        Name                      Age          Offices Held
-------------------               ---     ----------------------
George E. Wardeberg               59      President and Chief
                                          Executive Officer of the
                                          Company, and Chairman of
                                          Wisconsin Gas, Sta-Rite
                                          and SHURflo

Thomas F. Schrader                45      Vice President of the
                                          Company and President and
                                          Chief Executive Officer of
                                          Wisconsin Gas

James C. Donnelly                 49      Vice President of the
                                          Company and President and
                                          Chief Executive Officer of
                                          Sta-Rite

Joseph P. Wenzler                 53      Vice President, Treasurer
                                          and Chief Financial
                                          Officer of the Company;
                                          Vice President and Chief
                                          Financial Officer of
                                          Wisconsin Gas; and
                                          Treasurer and Secretary of
                                          SHURflo

Robert A. Nuernberg               54      Secretary of the Company
                                          and Vice President-
                                          Corporate Relations and
                                          Secretary of Wisconsin Gas

  Each of the executive officers has held his position for more than five years, except as follows:

  Mr. Wardeberg was elected to his current positions effective February 1, 1994. Prior thereto, he was President and Chief Operating Officer of the Company and Vice Chairman and Chief Executive Officer of Sta-Rite from 1992 to 1994; Vice Chairman of Wisconsin Gas and SHURflo from 1993 to 1994; and Vice President-Water Systems of Sta-Rite from 1989 to 1992. Prior thereto, he was Vice Chairman and Chief Operating Officer of Whirlpool Corporation.

  Mr. Donnelly was elected President and Chief Executive Officer of Sta-
Rite in 1994. He has been a Vice President of the Company since 1987. Previously, he served as President and Chief Operating Officer of Sta-Rite from 1992 to 1994, and as Vice President, Treasurer and Chief Financial Officer of the Company and Wisconsin Gas from 1990 to 1992. Mr. Donnelly joined the Company and Wisconsin Gas in 1987 as Vice President and Treasurer. Prior thereto, he served as Vice President-Finance of Eastern Gas and Fuel Associates.

  Mr. Wenzler was elected Vice President, Treasurer and Chief Financial Officer of the Company and Vice President and Chief Financial Officer of Wisconsin Gas in 1992 and as Treasurer and Secretary of SHURflo in 1993. Prior thereto, he served as Vice President of the Company and President and Chief Executive Officer of Sta-Rite from 1990 to 1992, and President and Chief Operating Officer of Sta-Rite from 1986 to 1990.



                              PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

  The Company's common stock and the associated common stock purchase rights (which do not currently trade independently of the common stock) are traded on the New York Stock Exchange. For information regarding the high and low sales prices for the Company's common stock and dividends paid per share in each quarter of 1994 and 1993, see the section entitled "Investor Information" set forth in the Company's 1994 Annual Report to Share-holders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

  At December 31, 1994, there were 16,517 holders of record of WICOR common stock.

  The Company's ability to pay dividends is dependent to a great extent on the ability of its subsidiaries to pay dividends. The Wisconsin Business Corporation Law and the indentures and agreements under which debt of the Company and its subsidiaries is outstanding each contain certain restrictions on the payment of dividends on common stock by the Company's subsidiaries. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's Annual Report to Shareholders, which note is hereby incorporated herein by reference.

  By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case. Wisconsin Gas may pay dividends in excess of the projected dividend amount so long as payment will not cause its equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $16 million of dividends to the Company during the 12 months ending October 31, 1995. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1994 Annual Report to Shareholders, which note is hereby incorporated herein by reference. The PSCW desires Wisconsin Gas to target its common equity level at 43% to 50% of total capitalization. For the year ended December 31, 1994, Wisconsin Gas' average common equity level was 48.82%.

  In addition, $8.5 million of Sta-Rite net assets at December 31, 1994, plus 50% of Sta-Rite future earnings, are available for dividends to the Company. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1994 Annual Report to Shareholders, which note is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

  Reference is made to the section entitled "Selected Financial Data" set forth in the Company's 1994 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
   OPERATIONS AND FINANCIAL CONDITION

  Reference is made to the section entitled "Financial Review" set forth in the Company's 1994 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the WICOR, Inc. consolidated balance sheets and consolidated statements of capitalization as of December 31, 1994 and 1993, and the related consolidated statements of income, common equity and cash flow for each of the three years in the period ended December 31, 1994, together with the report of independent public accountants dated February 2, 1995, all appearing in Exhibit 13, the Company's 1994 Annual Report to Shareholders, which is hereby incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change in or disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure required to be reported pursuant to this item.



                             PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 10, 1995, which is hereby incorporated herein by reference, for the names, ages, business experience and other information regarding directors and nominees for director of the Company. See "Executive Officers of the Registrant" included in Part I hereof for information regarding executive officers of the Company.


Item 11.     EXECUTIVE COMPENSATION

  Reference is made to "Executive Compensation" included in the WICOR proxy statement dated March 10, 1995, which is hereby incorporated herein by reference, for information on compensation of executive officers of the Company; provided, however, that the subsections entitled "Board Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Information" shall not be deemed to be incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT

  Reference is made to "Security Ownership of Management" included in the WICOR proxy statement dated March 10, 1995, which is hereby incorporated herein by reference, for information regarding voting securities of the Company beneficially owned by its directors and officers.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 10, 1995, which is hereby incorporated herein by reference, for the information required to be disclosed under this item.

                             PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
   REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Annual Report on Form
        10-K:

  1. All Financial Statements. The WICOR, Inc. consolidated balance sheets and statements of capitalization as of December 31, 1994 and 1993, and the related consolidated statements of income, common equity and cash flow for each of the three years in the period ended December 31, 1994, together with the report of independent public accountants dated February 2, 1995, included in Exhibit 13, the Company's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

  2.  Financial statement schedules.

   Schedule III --    Condensed Statements of Income, Retained Earnings
                      and Cash Flow (Parent Company Only) for the Years
                      Ended December 31, 1994, 1993 and 1992;  Condensed
                      Balance Sheets (Parent Company Only) as of
                      December 31, 1994 and 1993;  Notes to Parent
                      Company Only Financial Statements.

  Financial statement schedules other than those referred to above have been omitted as not applicable or not required.

  3.  Exhibits

   3.1 WICOR, Inc. Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for 1992).

   3.2  Amendment to WICOR, Inc. By-laws, effective February 28,
        1995.

   3.3  WICOR, Inc. By-laws, as amended.

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

   4.3 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3
                Registration Statement No. 33-43729).

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

   4.7 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013 (incorporated by reference to Exhibit
        4.1 to Wisconsin Gas Company's Form 8-K Current Report for September, 1993).

   4.8 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

   4.9 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Sta-Rite Industries, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

   4.10 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

   4.11 Extension of Revolving Credit and Term Loan Agreements, effective March 29, 1994, among WICOR, Inc., Wisconsin Gas Company and Sta-Rite Industries, Inc., respectively, and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Saving Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent.

   4.12 Rights Agreement dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference to Exhibit 4 to the Company's
        Form 8-K current report for August, 1989).

   4.13 Loan Agreement, dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.16 to the Company's Form 10-K Annual
                Report for 1991).

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

   10.2 Endorsement of SHURflo Pump Manufacturing Co. dated as of July 28, 1993, to Service Agreement among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., and WEXCO of Delaware, Inc. (incorporated by reference to Exhibit
        10.2 to the Company's Form 10-K Annual Report for 1993).

   10.3# WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-67134).

   10.4#     Forms of nonstatutory stock option agreement used in connec-

             tion with the WICOR, Inc. 1987 Stock Option Plan
             (incorporated by reference to Exhibit 10.20 to the Company's Form 10-K Annual Report for 1991).

   10.5# WICOR, Inc. 1992 Director Stock Option Plan, (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No. 33-67132).

   10.6# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-67132).

   10.7# WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8
             Registration Statement No. 33-55755).

   10.8# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan, (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-55755).

   10.9# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan
             (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement No. 33-55755).

   10.10#    WICOR, Inc. 1995 Officers' Incentive Compensation Plan.

   10.11# Wisconsin Gas Company Principal Officers' Supplemental Retirement Income Program (incorporated by reference to
             Exhibit 10.8 to the Company's Form 10-K Annual Report for
             1993).

   10.12#    Wisconsin Gas Company 1995 Officers' Incentive Compensation
             Plan.

   10.13#    Wisconsin Gas Company Officers' Medical Expense
             Reimbursement Plan (incorporated by reference to Exhibit
             10.23 to the Company's Form 10-K Annual Report for 1992).

   10.14#    Wisconsin Gas Company Group Travel Accident Plan
             (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K Annual Report for 1992).

   10.15# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers
             (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for 1990).

   10.16# Sta-Rite Industries, Inc. Officers Supplemental Retirement Income Program (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual Report for 1989).

   10.17#    Sta-Rite Industries, Inc. 1995 Officers' Incentive
             Compensation Plan.

   10.18#    Sta-Rite Industries, Inc. Group Travel Accident Plan
             (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual Report for 1992).

   10.19# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for 1992).

   13   Portions of the WICOR, Inc. 1994 Annual Report to
        Shareholders incorporated by reference herein.

   21   Subsidiaries of WICOR, Inc.

   23   Consent of independent public accountants.

   27   Financial Data Schedule.

   99 WICOR, Inc. proxy statement dated March 10, 1995. (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

(b)   Reports on Form 8-K.

  No Current Report on Form 8-K was filed during the fourth quarter of 1994.

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WICOR, Inc.


Date:  March 13, 1995           By    JOSEPH P. WENZLER
                      ------------------------------
                         Joseph P. Wenzler
                      Vice President, Treasurer, and
                         Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           WICOR, Inc.


     Signature                          Title                      Date
------------------------      -----------------------------   --------------
GEORGE E. WARDEBERG
George E. Wardeberg           President, Chief Executive      March 13, 1995
                              Officer and Director
                              (Principal Executive Officer)


JOSEPH P. WENZLER
Joseph P. Wenzler             Vice President, Treasurer       March 13, 1995
                              and Chief Financial Officer
                              (Principal Financial Officer
                              and Principal Accounting
                              Officer)


WENDELL F. BUECHE             Director                             March 13, 1995
Wendell F. Bueche


WILLIE D. DAVIS               Director                             March 13, 1995
Willie D. Davis


JERE D. MCGAFFEY              Director                             March 13, 1995
Jere D. McGaffey


DANIEL F. MCKEITHAN, JR.      Director                             March 13, 1995
Daniel F. McKeithan, Jr.


GUY A. OSBORN                 Director                             March 13, 1995
Guy A. Osborn


THOMAS F. SCHRADER            Director                             March 13, 1995
Thomas F. Schrader


STUART W. TISDALE             Director                             March 13, 1995
Stuart W. Tisdale


ESSIE M. WHITELAW             Director                             March 13, 1995
Essie M. Whitelaw


WILLIAM B. WINTER             Director                             March 13, 1995
William B. Winter

/TABLE

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To WICOR, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Exhibit 13 to this Form 10-K, and have issued our report thereon dated February 2, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for income taxes and postretirement benefits other than pensions in 1992 as discussed in Notes 3 and 9 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.










                                              ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 2, 1995

                              Schedule III - Condensed
                         Parent Company Financial Statements

                                     WICOR, INC.
                                (Parent Company Only)
                                 Statement of Income

                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1994        1993        1992
                                               ---------------------------------
                                                    (Thousands of Dollars)
Income:
  Equity in income of subsidiaries
    after dividends.........................   $ 10,154     $ 9,356    $  4,383
  Cash dividends from subsidiaries..........     23,000      21,500      19,000
  Interest income...........................        373         267         451
                                               ---------   ---------   ---------
                                                 33,527      31,123      23,834
                                               ---------   ---------   ---------
Expenses:
  Operating (Supplemental Note B)...........        455       1,942       1,333
  Interest .................................        163         259          63
                                               ---------   ---------   ---------
                                                    618       2,201       1,396
                                               ---------   ---------   ---------

Income Before Parent Company Income Taxes...     32,909      28,922      22,438
Income Taxes................................       (265)       (391)       (326)
                                               ---------   ---------   ---------
Income Before Cumulative Effects of
  Accounting Changes........................     33,174      29,313      22,764
Cumulative Effects of Accounting Changes:
  Postretirement benefits other than
    pensions (net of income tax benefit of
    $4,110).................................          -           -      (6,165)
  Income taxes .............................          -           -      (1,800)
                                               ---------   ---------   ---------
Net Income..................................   $ 33,174    $ 29,313    $ 14,799
                                               =========   =========   =========

The accompanying notes are an integral part of this statement.

                          Schedule III - Condensed
                Parent Company Financial Statements (continued)

                                     WICOR, INC.
                                (Parent Company Only)
                                    Balance Sheet
                                                             As of December 31,
                                                          ----------------------
             (Thousands of Dollars)                          1994        1993
Assets                                                    ----------------------
------
Current Assets:
  Cash and cash equivalents.............................  $  13,076   $   7,105
  Intercompany receivable, net (Supplemental Note A)....      2,039       2,162
  Other.................................................         79         112
                                                          ----------  ----------
                                                             15,194       9,379
                                                          ----------  ----------

Investment in Subsidiaries, at equity...................    286,725     269,615
                                                          ----------  ----------

Deferred Income Taxes ..................................        204         146
Deferred Charges and Other..............................        491         591
                                                          ----------  ----------
                                                          $ 302,614   $ 279,731
                                                          ==========  ==========
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Income taxes payable..................................  $   4,423   $   2,875
  Other.................................................         99         353
                                                          ----------  ----------
                                                              4,522       3,228
                                                          ----------  ----------
Deferred Credits........................................        254      (1,257)
                                                          ----------  ----------
Capitalization:
  ESOP loan guarantee (Supplemental Note C).............      6,370       7,484
                                                          ----------  ----------
  Common equity:
    Common stock, $1 par value, authorized 60,000,000
      shares; outstanding 16,918,000 and 16,407,000
      shares, respectively .............................     16,918      16,407
    Other paid-in-capital ..............................    180,000     166,710
    Retained earnings ..................................    101,418      94,643
    Unearned compensation (Supplemental Note C).........     (6,868)     (7,484)
                                                          ----------  ----------
      Total common equity...............................    291,468     270,276
                                                          ----------  ----------
                                                          $ 302,614   $ 279,731
                                                          ==========  ==========

The accompanying notes are an intergral part of this statement.

                           Schedule III - Condensed
                Parent Company Financial Statements (continued)

                                     WICOR, INC.
                                (Parent Company Only)
                           Statement of Retained Earnings

                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1994        1993        1992
                                               ---------------------------------
                                                    (Thousands of Dollars)
Balance - Beginning of Year.................   $ 94,643    $ 90,102    $ 97,906
  Add:
    Net income..............................     33,174      29,313      14,799
                                               ---------   ---------   ---------
                                                127,817     119,415     112,705

  Deduct:
    Cash dividends on common stock..........     26,399      24,099      21,869
    Other...................................          -         673         734
                                               ---------   ---------   ---------
Balance - End of Year ......................   $101,418    $ 94,643    $ 90,102
                                               =========   =========   =========



The accompanying notes are an integral part of this statement.

                           Schedule III - Condensed
             Parent Company Only Financial Statements (continued)

                                   WICOR, INC.
                            Statement of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents

                                                    Year Ended December 31,
(Thousands of Dollars)                         ---------------------------------
                                                 1994        1993        1992
                                               ---------------------------------
Operations-
  Net income ...............................   $ 33,174    $ 29,313    $ 14,799
  Adjustments to reconcile net income to
   net cash flows:
    Equity in (income) losses of
      subsidiaries..........................    (10,154)     (9,356)     (4,383)
    Cumulative effect of change in
      accounting principles, net of income
      tax benefit of $4,110.................          -           -       7,965
    Change in deferred income taxes.........        (58)        (73)        (73)
    Change in intercompany receivables......        123      (7,342)      4,285
    Change in income taxes payable..........      1,548       6,923      (3,445)
    Change in other current assets..........         33          98        (124)
    Change in other current liabilities.....       (254)        178         176
    Change in other non-current assets and
      liabilities...........................       (843)       (185)       (578)
                                               ---------   ---------   ---------
                                                 23,569      19,556      18,622
                                               ---------   ---------   ---------
Investment Activities-
  Investments in subsidiaries...............     (5,000)    (12,000)    (15,000)
  Acquisitions..............................          -           -      (3,202)
                                               ---------   ---------   ---------
                                                 (5,000)    (12,000)    (18,202)
                                               ---------   ---------   ---------
Financing Activities-
  Issuance of common stock..................     10,649      16,682       6,081
  Dividends paid on common stock, less
    amounts reinvested......................    (23,247)    (21,450)    (19,458)
                                               ---------   ---------   ---------
                                                (12,598)     (4,768)    (13,377)
                                               ---------   ---------   ---------

Change in Cash and Cash Equivalents.........      5,971       2,788     (12,957)
Cash and Cash Equivalents at Beginning
  of Year...................................      7,105       4,317      17,274
                                               ---------   ---------   ---------
Cash and Cash Equivalents at End of Year....   $ 13,076    $  7,105    $  4,317
                                               =========   =========   =========
Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
  Interest paid.............................   $      -    $      1    $     36
  Income taxes paid.........................     (4,440)      2,805        (462)


The accompanying notes are an integral part of this statement.

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


B. During 1994, 1993 and 1992, the parent company allocated certain administrative and operating expenses to the following subsidiaries using an allocation method approved by the PSCW:

                                   1994         1993        1992
                                ----------   ----------  ----------
     Administrative and oper-
       ating expenses allocated
       to subsidiaries          $2,452,000   $2,388,000  $2,103,000
                                ==========   ==========  ==========

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

                         TABLE OF CONTENTS
                            TO EXHIBITS



3.1    WICOR, Inc. Restated Articles of Incorporation, as amended
       (incorporated by reference)

3.2*   Amendment to WICOR, Inc. By-laws, effective February 28, 1995

3.3*   WICOR, Inc. By-laws, as amended

4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference)

4.2 Eleventh Supplemental Indenture dated as of February 15, 1982, between Wisconsin Gas Company and Mellon Bank, N.A., and N. R. Smith, Trustees (incorporated by reference)

4.3 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated byreference)

4.4 Indenture dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference)

4.5 Officers' Certificate, dated as of November 28, 1990, setting forth the terms of Wisconsin Gas Company's 9-1/8% Notes due 1997 (incorporated by reference)

4.6 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1988 (incorporated by reference)

4.7 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013 (incorporated by reference)

4.6 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1988 (incorporated by reference)

4.8 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference)

4.9 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Sta-Rite Industries, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference)

4.10 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank,
              N.A., as Agent (incorporated by reference)

4.11* Extension of Revolving Credit and Term Loan Agreements, effective March 29, 1994, among WICOR, Inc., Wisconsin Gas Company and Sta-Rite Industries, Inc., respective, and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley and Citibank, N.A. as Agent

4.12 Rights Agreement dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference)

4.13 Loan Agreement, dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company Employees' Savings Plan Trust and WICOR, Inc. (incorporated by reference)

4.14 Guaranty, dated as of November 4, 1991, from WICOR, Inc. to and for the benefit of M&I Marshall & Ilsley Bank (incorporated by reference)

10.1 Service Agreement dated as of January 1, 1988, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., and WEXCO of Delaware, Inc. (incorporated by reference)

10.2 Endorsement of SHURflo Pump Manufacturing Co. dated as of July 28, 1993, to Service Agreement among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., and WEXCO of Delaware, Inc. (incorporated by references)

10.3#  WICOR, Inc. 1987 Stock Option Plan (incorporated by reference)

10.4# Forms of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference)

10.5#  WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference)

10.6# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference)

10.7#  WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference)

10.8# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference)

10.9# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference)

10.10*#    WICOR, Inc. 1995 Officers' Incentive Compensation Plan

10.11# Wisconsin Gas Company Principal Officers' Supplemental Retirement
       Income Program  (incorporated by reference)

10.12*#    Wisconsin Gas Company 1995 Officers' Incentive Compensation Plan

10.13# Wisconsin Gas Company Officers' Medical Expense Reimbursement Plan
       (incorporated by reference)

10.14# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference)

10.15# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (incorporated by reference)

10.16# Sta-Rite Industries Officers' Supplemental Retirement Income Program
              (incorporated by reference)

10.17*# Sta-Rite Industries, Inc. 1995 Officers' Incentive Compensation Plan 10.18#Sta-Rite Industries, Inc. Group Travel Accident Plan (incorporated by reference)

10.19# WICOR, Inc. Retirement Plan for Directors (incorporated by reference)

13* Financial Review" portion of the WICOR, Inc. 1994 Annual Report to Shareholders

21*    Subsidiaries of WICOR, Inc

23*    Consent of independent public accountants

27*    Financial Data Schedule

99*    WICOR, Inc. proxy statement dated March 10, 1995

* Indicates document filed herewith.


# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.