Form 10-Q
period 1995-03-31
WICOR INC
filed 1995-05-01
CIK 314890

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10 - Q

  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1995
                               or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to

                    Commission file number 1-7951

                             WICOR, Inc.
       ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                    Wisconsin                   39-134671
       -------------------------------    --------------------
       (State or other jurisdiction of    (I.R.S. Employee
       incorporation or organization)     Identification No.)

                    626 East Wisconsin Avenue
                       Post Office Box 334
                   Milwaukee, Wisconsin  53201
             --------------------------------------
             (Address of principal executive office)

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

                        Yes  \X\     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class              Outstanding at March  31, 1995
- --------------------------  ------------------------------
Common Stock, $1 Par Value            16,937,744

                           INTRODUCTION
- -----------------------------------------------------------------


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



                             CONTENTS


                                                           PAGE
                                                          ------

PART I.  Financial Information.... ......................     1

         Management's Discussion and Analysis of
           Interim Financial Statements..................   2-4


  Consolidated Financial Statements of WICOR, Inc. (Unaudited):
  -------------------------------------------------------------


         Consolidated Statement of Income for the Three
           Months Ended March 31, 1995 and 1994..........     5


         Consolidated Balance Sheet as of March 31, 1995
           and December 31, 1994.........................   6-7


         Consolidated Statement of Cash Flows for the Three
           Months Ended March 31, 1995 and 1994..........     8


         Notes to Consolidated Financial Statements......     9



PART II. Other Information............................... 10-11


         Signatures......................................    12

Part I - Financial Information


                       Financial Statements
                       --------------------

The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest WICOR, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair statement of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the full calendar year.

               Management's Discussion and Analysis
                of Interim Financial Statements of
                            WICOR, Inc.
Results of Operations
- ---------------------
Consolidated net income for the first quarter of 1995 decreased by $3.4 million or 12% compared with the first quarter of 1994. This was primarily due to gas distribution earnings which decreased by $3.3 million or 13%. Consolidated net income for the first quarter of 1994 was the highest on record.

The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1995.

Gas Distribution
- ----------------
Net income decreased by $3.3 million, or 13%, for the first quarter of 1995 compared with the first quarter of 1994. The decrease in net income for the first quarter resulted primarily from decreased gas margins which was partially offset by a decrease in operating expenses. Reduced gas margins in 1995 were due primarily to warmer than normal weather.

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

                                     Three Months Ended
                                          March 31,
                                    ---------------------       %
                                       1995        1994      Change
                                     --------    --------    ------
(Millions of Dollars)
- ---------------------
Gas Sales Revenues                   $ 190.3     $ 240.1      (21)
Cost of Gas Sold                       115.2       153.3      (25)
                                     --------    --------
Gas Sales Margin                        75.1        86.8      (13)
Gas Transport Margin                     2.2         2.1        5
                                     --------    --------
Total Margin                         $  77.3     $  88.9      (13)
                                     ========    ========

(Millions of Therms)
- --------------------
Sales Volumes
  Firm                                 358.5       401.3      (11)
  Interruptible                         93.6        85.5        8
Transportation Volume                   38.3        34.7       10
                                     --------    --------
Total Throughput                       490.4       521.5       (6)
                                     ========    ========

Degree Days (Normal = 3,443)           3,168       3,663      (14)
                                     ========    ========
/TABLE

Total gas margins decreased by $11.6 million, or 13%, for the first quarter of 1995 compared to the first quarter of 1994 primarily as a result of a 11% decrease in firm sales volumes. The weather was 8% warmer than normal during the first quarter of 1995 and 14% warmer than the same quarter in 1994.

Operations and maintenance expenses decreased by $6.2 million, or 18%, compared with the first quarter of 1994. The decrease was due primarily to employee benefits expense ($4.3 million, which includes a one-time charge of $2.7 million relating to a 1994 early retirement program), conservation programs expense ($.9 million), general office costs ($.5 million) and uncollectible accounts expense ($.5 million). The reduction was partially offset by increases in outside consultant services ($.6 million).


Manufacturing
- -------------
Manufacturing net income for the first quarter of $3.3 million was 2% lower than the first quarter of 1994. Included in the first quarter earnings is a gain of $841,000 ($.05 per share), after applicable income taxes, resulting from the Company's sale of its minority interest in Filtron Technologies Corporation.

Net sales were $76.8 million for the first quarter of 1995, down 2% from the comparable period in 1994. International sales for the first quarter continued their strong growth, increasing by $4.2 million to $30.5 million, or 16% over the first quarter of 1994. The increase in international sales was due primarily to new product sales in the European markets and strong pool/spa product sales in the Australian markets. Domestic sales for the first quarter decreased by $5.9 million, or 11%, over the same period of last year. Strong domestic sales during the fourth quarter of 1994 increased customer inventories, thus curtailing product demand in the first quarter of 1995. Dry weather during the period substantially reduced sales of sump and drainer pumps, which had surged during the extremely wet weather the previous year. Improvements were seen in the recreational vehicle, marine, industrial and water purification markets

First quarter operating expenses increased by 3.5% primarily due to increased international sales.


Non-Operating Income/Expense and Income Taxes
- ---------------------------------------------
Interest expense increased by $.4 million, or 10%, over the first quarter of 1994. The increase was due primarily to higher interest rates offset in part by reduced borrowing levels.

Other income and expenses increased by $1.5 million over the first quarter of 1994. The largest component of this increase related to the sale of the Company's investment in Filtron Technologies Corporation for an after-tax gain of $841,000 ($.05 per share).

Income tax expense was $2.1 million lower for the first quarter of 1995, compared to the same period last year, reflecting a decrease in pre-tax income.


Financial Condition
- -------------------

Cash flow from operations for the first quarter of 1995 improved slightly by $.8 million to $86.3 million compared to the first quarter of 1994.

The improvement is due primarily to pipeline refunds of $14.8 million (these amounts are expected to be refunded to customers), offset in part by lower net income and increased manufacturing inventories. Cash flow from changes in both accounts receivable and accounts payable were offsetting and had little impact on the quarter.

Capital expenditures for the three months ended March 31, 1995 increased $1.5 million to $10.2 million compared to the same period of the prior year. Additional capital expenditures of $48.0 million are expected for the remainder of 1995.

The first quarter, due to seasonal effects in each business, is typically a period of cash generation for the gas distribution business and cash use for the manufacturing operation. There will be a need for additional short-term borrowing during the third and fourth quarters of 1995 to finance working capital, primarily gas purchased for injection into storage.

Commercial paper of $9.0 million is classified as long-term debt as the Company intends to refinance it on a long-term basis either through continued short-term borrowing or available credit facilities.

The WICOR Plan allows customers, shareholders, employees, Wisconsin residents and certain suppliers to purchase WICOR common stock directly and through dividend reinvestment without paying fees or service charges. Beginning in February of 1995, the WICOR Plan share requirements were met through open market purchases of common stock.

                               WICOR, INC.
              Consolidated Statement of Income (Unaudited)
[CAPTION]

                                                       Three Months Ended
                                                            March 31
                                                  ----------------------------
(Thousands of Dollars)                                1995            1994
                                                  ------------    ------------
Operating Revenues:
  Gas distribution.............................   $   192,483     $   242,148
  Manufacturing and Other......................        76,821          78,477
                                                  ------------    ------------
                                                      269,304         320,625
                                                  ------------    ------------
Operating Expenses:
  Cost of gas sold.............................       115,153         153,291
  Manufacturing cost of sales..................        55,791          56,182
  Operating and maintenance....................        45,968          51,614
  Depreciation and amortization................         7,091           7,330
  Taxes, other than income taxes...............         2,453           2,764
                                                  ------------    ------------
                                                      226,456         271,181
                                                  ------------    ------------
Operating Income...............................        42,848          49,444
                                                  ------------    ------------

Interest expense...............................        (4,722)         (4,299)
Other income and expenses......................         1,714             219
                                                  ------------    ------------
Income Before Income Taxes.....................        39,840          45,364
Income Taxes...................................        15,051          17,162
                                                  ------------    ------------
Net Income.....................................   $    24,789          28,202
                                                  ============    ============

Income Per Common Share........................   $      1.46     $      1.71
                                                  ============    ============

Cash Dividends Per Common Share................   $      0.40     $      0.39
                                                  ============    ============

Average Common Shares Outstanding (Thousands)..        16,933          16,478




The accompanying notes are an integral part of this statement.

                                   WICOR, INC.
                           Consolidated Balance Sheet

                                                       March 31,
                                                         1995      December 31,
                                                      (Unaudited)     1994
Assets                                               ------------- ------------
- ------                                                 (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents......................... $     23,671  $    35,138
  Accounts receivable, less allowance for
    doubtful accounts of $13,083 and $9,233,
    respectively....................................      150,021      103,487
  Accrued utility revenues..........................       31,351       40,327
  Manufacturing inventories.........................       65,384       60,239
  Gas in storage, at weighted average cost..........        3,364       38,050
  Deferred income taxes.............................       15,640       15,540
  Prepayments and other.............................       17,795       19,519
                                                     ------------- ------------
                                                          307,226      312,300
Property, Plant and Equipment (less accumulated      ------------- ------------
    depreciation of $416,298 and $407,121,
    respectively)...................................      415,251      415,563
                                                     ------------- ------------
Deferred Charges and Other:
  Systems development costs.........................       32,737       34,071
  Deferred environmental costs......................       41,527       41,942
  Prepaid pension costs.............................       31,299       30,865
  Gas transition costs..............................        5,599        7,411
  Other regulatory assets...........................       50,504       51,543
  Other.............................................       33,423       37,013
                                                     ------------- ------------
                                                          195,089      202,845
                                                     ------------- ------------
                                                     $    917,566  $   930,708
                                                     ============= ============



The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                             Consolidated Balance Sheet

                                                       March 31,
                                                         1995      December 31,
                                                      (Unaudited)     1994
Liabilities and Capitalization                       ------------- ------------
- ------------------------------                         (Thousands of Dollars)
Current Liabilities:
  Accounts payable.................................. $     53,570  $    65,626
  Refundable gas costs .............................       71,784       18,058
  Short-term borrowings.............................       20,034      111,506
  Current portion of long-term debt.................        2,888        5,031
  Accrued taxes.....................................       20,224        8,400
  Accrued payroll and benefits......................       15,215       15,141
  Other.............................................       12,119       15,661
                                                     ------------- ------------
                                                          195,834      239,423
                                                     ------------- ------------
Deferred Credits and Other:
  Deferred income taxes.............................       42,678       42,322
  Environmental remediation costs...................       36,753       37,188
  Postretirement benefit obligation.................       69,447       69,730
  Unamortized investment tax credit.................        7,737        8,187
  Gas transition costs..............................        5,599        7,411
  Other regulatory liabilities......................       60,579       54,636
  Other.............................................       20,241       18,674
                                                     ------------- ------------
                                                          243,034      238,148
                                                     ------------- ------------
Capitalization:
  Long-term debt....................................      168,448      161,669
  Common stock......................................       16,938       16,918
  Other paid-in capital.............................      180,474      180,000
  Retained earnings ................................      119,433      101,418
  Unearned compensation - ESOP and restricted stock.       (6,595)      (6,868)
                                                     ------------- ------------
                                                          478,698      453,137
                                                     ------------- ------------
                                                     $    917,566  $   930,708
                                                     ============= ============


The accompanying notes are an integral part of this statement.

                                 WICOR, INC.
              Consolidated Statement of Cash Flows (Unaudited)
                            (Thousands of Dollars)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1995         1994
                                                        ----------   ----------
Operations:
  Net income..........................................  $  24,789    $  28,202
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation and amortization.....................     11,837       11,918
    Deferred income taxes.............................        256        1,440
    Change in:
      Receivables.....................................    (37,558)     (55,849)
      Manufacturing inventories.......................     (5,145)       1,431
      Gas in storage..................................     34,686       37,769
      Other current assets............................        163       (1,243)
      Accounts payable................................    (12,056)       4,931
      Refundable gas costs............................     53,726       41,388
      Accrued taxes...................................     13,385       12,348
      Accrued payroll and benefits....................         74          662
      Other current liabilities.......................     (3,542)         537
      Other non-current assets and liabilities, net...      5,663        1,980
                                                        ----------   ----------
                                                           86,278       85,514
                                                        ----------   ----------
Investment Activities:
    Capital expenditures..............................    (10,156)      (8,625)
    Proceeds from sale of investment..................      5,099            -
    Other ............................................         45           45
                                                        ----------   ----------
                                                           (5,012)      (8,580)
                                                        ----------   ----------
Financing Activities:
    Change in short-term borrowings...................    (82,284)     (75,372)
    Reduction in long-term debt ......................     (4,169)      (2,085)
    Issuance of long-term debt........................          -            -
    Issuance of common stock .........................        494        2,427
    Dividends paid on common stock, less
       amounts reinvested ............................     (6,774)      (5,671)
                                                        ----------   ----------
                                                          (92,733)     (80,701)
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................    (11,467)      (3,767)

Cash and Cash Equivalents at Beginning of Period......     35,138       22,953
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  23,671    $  19,186
                                                        ==========   ==========

The accompanying notes are an integral part of this statement.

Notes to Consolidated Financial Statements (Unaudited):
- -------------------------------------------------------

1) At March 31, 1995 WICOR had borrowings of $16.2 million and availability of $216.9 million under unsecured lines of credit with several banks.

     A total of $3.8 million of commercial paper, classified as short-term borrowings, was outstanding as of March 31, 1995 at a weighted average interest rate of 6.2%.

2) For purposes of the Consolidated Statement of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:


                                   For the Three Months
                                       Ended March 31,
   ----------                               ------------
      1995                                       1994
   ----------                                 ----------
                                  (Thousands of Dollars)
   Income taxes paid                          $   3,699   $   6,735
   Interest paid                              $   4,175   $   3,404

Part II - Other Information

Item 1. Legal Proceedings


Sta-Rite - On March 14, 1995 the U.S. Environmental Protection Agency notified Sta-Rite and its former Fluid Controls subsidiary of their potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a waste site located in Greer, South Carolina. As a generator of certain substances, Sta-Rite and Fluid Controls have been named (along with many other entities some of which are larger and some of which are smaller than Sta-Rite) as potentially responsible parties, with respect to this site. Sta-Rite is currently reviewing available records and gathering information regarding this matter. Based upon available information, the Company does not believe the costs it may incur will have a material effect upon its operations. The Company is investigating whether its general liability insurance provides coverage for any remediation costs it may incur.

Details regarding other environmental litigation, claims and potential claims were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
   (a)  Exhibits

        4.1 Extension of Revolving Credit Agreement dated March 10, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as agent.

        4.2 Extension of Revolving Credit Agreement dated March 10, 1995, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as agent.

        4.3 Extension of Revolving Credit Agreement dated March 10, 1995, among Sta-Rite and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as agent.

        27   Financial data schedule.


   (b)  Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter of 1995.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               WICOR, INC.



Dated:  April 28, 1995          By:      /s/ Joseph P. Wenzler
                                           Joseph P. Wenzler


                                      Vice President, Treasurer
                                     and Chief Financial Officer

                           WICOR,  Inc.
                     Exhibit Index - Form 10-Q


Exhibit No.                           Exhibit
- -----------             ---------------------------------------------

     4.1 Extension of Revolving Credit Agreement dated March 10, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as agent.

     4.2 Extension of Revolving Credit Agreement dated March 10, 1995, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as agent.

     4.3 Extension of Revolving Credit Agreement dated March 10, 1995, among Sta-Rite and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as agent.

                           27               Financial data schedule