Form 10-Q
period 1995-06-30
WICOR INC
filed 1995-08-01
CIK 314890

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10 - Q

  /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1995
                               or
 / /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the transition period from      to

                   Commission file number 1-7951

                           WICOR,  Inc.
       -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                 Wisconsin                        39-1346701
      -------------------------------        -------------------
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)        Identification No.)

                     626 East Wisconsin Avenue
                        Post Office Box 334
                       Milwaukee, Wisconsin
                               53201
              ---------------------------------------
              (Address of principal executive office)

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

                     Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at July 21, 1995
--------------------------              ----------------------------
Common Stock, $1 Par Value                        16,942,244

                           INTRODUCTION
--------------------------------------------------------------------------


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



                             CONTENTS


                                                               PAGE
                                                              ------

PART I. Financial Information...............................     1

        Management's Discussion and Analysis of
          Interim Financial Statements......................   2-5


   Consolidated Financial Statements of WICOR, Inc. (Unaudited):
   -------------------------------------------------------------


        Consolidated Statements of Income for the Three-
          and Six-Months Ended June 30, 1995 and 1994.......     6


         Consolidated Balance Sheets as of June 30, 1995
           and December 31, 1994............................   7-8


         Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 1995 and 1994..............     9


         Notes to Consolidated Financial Statements.........    10



PART II. Other Information..................................    11


         Signatures.........................................    12

Part I - Financial Information


                       Financial Statements


The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest WICOR, Inc. Annual Report on Form 10-K for the year ended December 31, 1994 and quarterly report on Form 10-Q.

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair statement of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not indicative of the results to be expected for the full calendar year.

               Management's Discussion and Analysis
                of Interim Financial Statements of
                            WICOR, Inc.
Results of Operations
---------------------
Consolidated net income for the second quarter of 1995 was $2.7 million or $1.7 million higher than in the comparable period of the prior year. Net income decreased by $1.7 million, or 6%, for the six months ended June 30, 1995 compared to the same period of last year.

The following factors have had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1995.

Gas Distribution
----------------
The net loss for the second quarter of 1995 was by $3.7 million, or 87%, less than the net loss for the 1994 second quarter. Net income for the six months ended June 30, 1995 increased by $0.4 million, or 2%, compared to the same period of last year.

The decrease in the net loss for the second quarter resulted primarily from decreased operating expenses (excluding cost of gas sold). Colder weather for the second quarter and an increase in interruptible volumes of 30% were the primary factors affecting margins. The increase in 1995 year-to-date net income was due primarily to decreased operating expenses offset in part by warmer than normal weather.

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

                              Three Months             Six Months
                             Ended June 30,    %      Ended June 30,    %
                             --------------  ------   --------------  ------
                              1995    1994   Change    1995    1994   Change
                             ------  ------  ------   ------  ------
(Millions of Dollars)
Gas Sales Revenues           $ 92.5  $ 97.8    (5)    $282.9  $337.9   (16)
Cost of Gas Sold               58.1    65.5   (11)     173.3   218.8   (21)
                             ------  ------           ------  ------
Gas Sales Margin               34.4    32.3     7      109.6   119.1    (8)
Gas Transport Margin            1.5     1.5     -        3.6     3.6     -
                             ------  ------           ------  ------
Total Margin                 $ 35.9  $ 33.8     6     $113.2  $122.7    (8)
                             ======  ======           ======  ======

(Millions of Therms)
Sales Volumes
  Firm                        127.4   112.7    13      486.0   514.0    (5)
  Interruptible                79.5    61.3    30      173.0   146.8    18
Transportation Volume          25.7    26.4    (3)      64.0    61.1     5
                             ------  ------           ------  ------
Total Throughput              232.6   200.4    16      723.0   721.9     -
                             ======  ======           ======  ======

Degree Days (Normal:
  2nd Qtr.  = 954
  Six Months = 4,397)           918     843     9      4,086   4,506    (9)
                             ======  ======           ======  ======
/TABLE

The increase in firm sales volumes for the second quarter of 1995 as compared with the 1994 second quarter was caused principally by 9% colder weather than the same period of last year (4% warmer than normal). For the six-months ended June 30, 1995, the total margin decrease was primarily due to a 5% decrease in firm sales volumes offset in part by an 18% increase in lower margin interruptible sales due primarily to increased load to existing customers. The weather was 7% warmer than normal during the first six months of 1995 and 9% warmer than the same period in 1994.

Operations and maintenance expenses decreased by $3.6 million, or 13%, and $9.8 million, or 16%, for the three- and six- month periods ended June 30, 1995, respectively, compared with the same periods of 1994. The decrease for the quarter was due primarily to reductions in employee benefit expense ($1.3 million), conservation program expense ($1.0 million) and uncollectible accounts expense ($0.6 million). The year to date decrease is due primarily to reductions in employee benefit expense ($4.9 million, which includes a one-time charge of $2.7 million relating to a 1994 early retirement program), conservation program expense ($1.9 million) and uncollectible accounts expense ($1.3 million).

Depreciation expense for the six months ended June 30, 1995 decreased by $0.4 million, or 3%, compared to the same period of last year. In conjunction with a 1994 Public Service Commission of Wisconsin (PSCW) rate order, Wisconsin Gas discontinued recording additional depreciation expense of $3 million per year associated with a reserve deficiency.


Manufacturing
-------------
Manufacturing net income for the second quarter of $3.2 million was 39% lower than last year's net income of $5.3 million. For the six-months ended June 30, 1995, manufacturing net income decreased by 24% to $6.5 million compared to the same period last year.

Net sales were $85.2 million for the second quarter of 1995, down 2% from the comparable period in 1994. For the first six months of 1995, net sales decreased by 2% to $162.0 million compared to the same period in 1994. The second quarter decrease was due primarily to a combination of a cool, wet spring that softened water well, pool and domestic recreational vehicle markets and high inventory levels in domestic distribution channels.

International sales for the second quarter continued their strong growth, increasing by $4.5 million to $35.3 million, or 15% over the second quarter of 1994. The increase in international sales was due primarily to continuing new product sales in the European markets and growth in the water and industrial markets. On a year to date basis, international sales increased by 15% and domestic sales decreased by 11% over the same period in 1994. For the six-months ended June 30, 1995 and 1994, international sales accounted for 41% and 35%, respectively, of total net sales.

Gross profit margins decreased from 30% to 27% for the 1995 second quarter as compared to the second quarter of 1994. For the six-months ended June 30, 1995 and 1994, the gross profit margin was 27% and 29%, respectively. The quarter and year-to-date decreases were due primarily to unanticipated increases in material costs. Operating expenses as a percentage of sales for the year-to-date as compared to 1994 increased from 20% to 21%. Year-to-date operating expenses increased in 1995 over 1994 by $0.6 million.


Non-Operating Income and Income Taxes
-------------------------------------
Interest expense was up slightly for the three- and six- months ended June 30, 1995 compared to the similar periods of 1994, due primarily to increased manufacturing borrowings and slightly higher interest rates.

Other income for the six months ended June 30, 1995 increased by $1.9 million over the same period of last year. The increase was due primarily to the sale of the Company's investment in Filtron Technologies Corporation for a pre-tax gain of $1.4 million, $0.8 million, after tax.

Income tax expense was $0.7 million lower for the first six months of 1995, compared to the same period last year, reflecting decreased pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the six-months ended June 30, 1995 decreased by $6.0 million, or 5%, from the comparable period in 1994. The decline is in part due to the decrease in net income and increased current tax payments. Pipeline refunds, which are expected to be refunded to customers, contributed to cash flow from operations.

On July 19, 1995, the Company acquired all of the outstanding common stock of Hypro Corporation ("Hypro") for $58 million in cash and the assumption of certain operating liabilities. Hypro designs, manufactures and markets pumps and water processing equipment for the agricultural, high-pressure cleaning, marine, industrial and fire protection markets. The acquisition was financed using the proceeds from a bridge financing facility. The Company expects to raise permanent financing for this transaction within the next twelve months. The transaction will be accounted for using the purchase method of accounting.

Capital expenditures for the six months ended June 30, 1995 amounted to $24.9 million and additional capital expenditures of $40.0 million are expected for the remainder of 1995.

There will be a need for additional short-term borrowing during the third and fourth quarters of 1995 to finance working capital needs primarily related to gas to be purchased for injection into storage.

On July 25, 1995, the directors of the Company authorized an increase in the Company's dividend on common stock to $.41 per quarter ($1.64 per share on an annual basis). The first quarterly payment at the new amount will be made August 31, 1995 to shareholders of record on August 11, 1995.


Regulatory Matters
------------------
In July 1995, Wisconsin Gas filed to reduce its base rates by $1.5 million on an annualized basis effective August 1, 1995. Wisconsin Gas has the ability to raise or lower margin rates to within a specified range on a quarterly basis under the guidelines of a November 1994 PSCW rate order.

                                  WICOR, INC.
                  Consolidated Statements of Income (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     1995        1994        1995        1994
                                  ----------  ----------  ----------  ----------
                                  (Thousands of Dollars)  (Thousands of Dollars)
Operating Revenues:
  Gas distribution............... $  93,985   $  99,349   $ 286,469   $ 341,497
  Manufacturing and other........    85,214      86,730     162,034     165,207
                                  ----------  ----------  ----------  ----------
                                    179,199     186,079     448,503     506,704
                                  ----------  ----------  ----------  ----------
Operating Costs and Expenses:
  Cost of gas sold...............    58,120      65,468     173,273     218,759
  Manufacturing cost of sales....    62,446      61,052     118,237     117,234
  Operations and maintenance.....    40,711      44,275      86,679      95,889
  Depreciation and amortization..     7,171       7,398      14,262      14,728
  Taxes, other than income taxes.     2,295       2,386       4,748       5,150
                                  ----------  ----------  ----------  ----------
                                    170,743     180,579     397,199     451,760
                                  ----------  ----------  ----------  ----------
Operating Income ................     8,456       5,500      51,304      54,944
                                  ----------  ----------  ----------  ----------

Interest expense...............      (4,147)     (3,909)     (8,869)     (8,208)
Other income and (expenses)....         362          (9)      2,076         210
                                  ----------  ----------  ----------  ----------
Income Before Income Taxes.......     4,671       1,582      44,511      46,946
Income Taxes.....................     1,993         584      17,044      17,746
                                  ----------  ----------  ----------  ----------
Net Income....................... $   2,678   $     998   $  27,467   $  29,200
                                  ==========  ==========  ==========  ==========
Per Share of Common Stock:
  Income Per Common Share........ $    0.16   $    0.06   $    1.62   $    1.76
                                  ==========  ==========  ==========  ==========
  Cash Dividends Per Common Share $    0.40   $    0.39   $    0.80   $    0.78
                                  ==========  ==========  ==========  ==========
Average Common Shares
   Outstanding (Thousands).......    16,939      16,640      16,936      16,559


The accompanying notes are an integral part of this statement.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                        June 30
                                                         1995      December 31,
                                                      (Unaudited)     1994
Assets                                               ------------- ------------
------                                                 (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents......................... $     32,444  $    35,138
  Accounts receivable, less allowance for
    doubtful accounts of $13,878 and $9,233,
    respectively....................................      111,482      103,487
  Accrued utility revenues..........................        8,497       40,327
  Manufacturing inventories.........................       61,780       60,239
  Gas in storage, at weighted average cost..........       14,468       38,050
  Deferred income taxes.............................       15,570       15,540
  Prepayments and other.............................       19,297       19,519
                                                     ------------- ------------
                                                          263,538      312,300
Property, Plant and Equipment (less accumulated      ------------- ------------
    depreciation of $425,014 and $407,121,
    respectively)...................................      419,689      415,563
                                                     ------------- ------------
Deferred Charges and Other:
  Systems development costs.........................       31,403       34,071
  Deferred environmental costs......................       41,504       41,942
  Prepaid pension costs.............................       31,973       30,865
  Gas transition costs..............................          489        7,411
  Other regulatory assets...........................       49,859       51,543
  Other.............................................       32,771       37,013
                                                     ------------- ------------
                                                          187,999      202,845
                                                     ------------- ------------
                                                     $    871,226  $   930,708
                                                     ============= ============






The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                        June 30,
                                                         1995      December 31,
                                                      (Unaudited)     1994
Liabilities and Capitalization                       ------------- ------------
------------------------------                         (Thousands of Dollars)
Current Liabilities:
  Accounts payable.................................. $     57,635  $    65,626
  Refundable gas costs .............................       50,564       18,058
  Short-term borrowings.............................       11,524      111,506
  Current portion of long-term debt.................        2,911        5,031
  Accrued taxes.....................................        6,992        8,400
  Accrued payroll and benefits......................       17,959       15,141
  Other.............................................       12,326       15,661
                                                     ------------- ------------
                                                          159,911      239,423
                                                     ------------- ------------
Deferred Credits and Other:
  Deferred income taxes.............................       42,653       42,322
  Environmental remediation costs...................       36,595       37,188
  Postretirement benefit obligation.................       68,463       69,730
  Unamortized investment tax credit.................        7,802        8,187
  Gas transition costs..............................          489        7,411
  Other regulatory liabilities......................       57,381       54,636
  Other.............................................       23,736       18,674
                                                     ------------- ------------
                                                          237,119      238,148
                                                     ------------- ------------
Capitalization:
  Long-term debt....................................      167,679      161,669
  Common stock......................................       16,942       16,918
  Other paid-in capital.............................      180,553      180,000
  Retained earnings ................................      115,335      101,418
  Unearned compensation - ESOP and restricted stock.       (6,313)      (6,868)
                                                     ------------- ------------
                                                          474,196      453,137
                                                     ------------- ------------
                                                     $    871,226  $   930,708
                                                     ============= ============


The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                  Consolidated Statements of Cash Flows (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           1995         1994
                                                        ----------   ----------
                                                         (Thousands of Dollars)
Operations:
  Net income..........................................  $  27,467    $  29,200
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation and amortization.....................     23,854       23,818
    Deferred income taxes.............................        301        1,507
    Change in:
      Receivables.....................................     23,835       25,920
      Manufacturing inventories.......................     (1,541)         (83)
      Gas in storage..................................     23,582       21,872
      Other current assets............................       (751)      (5,721)
      Accounts payable................................     (7,991)      (7,371)
      Refundable gas costs............................     32,506       25,306
      Accrued taxes...................................       (435)        (207)
      Accrued payroll and benefits....................      2,818        3,327
      Other current liabilities.......................     (3,335)       1,367
      Other non-current assets and liabilities, net...      4,589       11,936
                                                        ----------   ----------
                                                          124,899      130,871
                                                        ----------   ----------
Investment Activities:
    Capital expenditures..............................    (24,852)     (20,665)
    Proceeds from sale of investment..................      5,099            -
    Other ............................................        210          126
                                                        ----------   ----------
                                                          (19,543)     (20,539)
                                                        ----------   ----------
Financing Activities:
    Change in short-term borrowings...................    (90,794)    (109,087)
    Issuance of long-term debt........................          6            -
    Reduction in long-term debt ......................     (4,289)      (2,185)
    Issuance of common stock .........................        577        6,639
    Dividends paid on common stock, less
       amounts reinvested ............................    (13,550)     (11,389)
                                                        ----------   ----------
                                                         (108,050)    (116,022)
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................     (2,694)      (5,690)
Cash and Cash Equivalents at Beginning of Period......     35,138       22,953
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  32,444    $  17,263
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.

/TABLE

Notes to Consolidated Financial Statements (Unaudited):


1) At June 30, 1995 WICOR had borrowings of $11.5 million and availability of $206.5 million under unsecured lines of credit with several banks.

     A total of $6.5 million of commercial paper was outstanding as of June 30, 1995 at a weighted average interest rate of 6.1%.


2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                             For the six months
                                               ended June 30,
                                           ----------------------
                                              1995        1994
                                           ----------  ----------
                                           (Thousands of Dollars)
Income taxes paid                          $  18,606   $  22,135
Interest paid                              $   9,134   $   8,120


3) On July 19, 1995, the Company acquired Hypro Corporation ("Hypro") in a merger for $58 million in cash and the assumption of certain operating liabilities. The acquisition was financed using the proceeds from a bridge financing facility. The Company currently expects to raise permanent financing for this transaction within the next twelve months. Hypro designs, manufactures and markets pumps and water processing equipment for the agricultural, high-pressure cleaning, marine, industrial and fire protection markets. The acquisition will be accounted for using the purchase method of accounting. For the year ended September 30, 1994, Hypro had revenues of $41.1 million.

Part II - Other Information

Item 1. Legal Proceedings
-------------------------
Sta-Rite has reached an agreement with the Attorney General of California and two environmental groups over the use of brass components in submersible well pumps. On April 18, 1994, the Attorney General of California and two environmental groups had sued Sta-Rite and other pump manufacturers claiming that these companies had failed to comply with California's Proposition 65. The amount of the settlement did not have a material adverse effect on the financial condition or operations of the Company. Details of the litigation were previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
At the Company's annual meeting of shareholders held on April 27, 1995, Wendell
F. Bueche, Daniel F. McKeithan, Jr., George E. Wardeberg and Essie M. Whitelaw were elected as directors of the Company for terms expiring in 1998. The following table sets forth certain information with respect to the election of directors at the annual meeting:
                            Shares Withholding
   Name of Nominee            Shares Voted For        Authority
---------------------         ----------------    ------------------
Wendell F. Bueche                14,313,561             192,040
Daniel F. McKeithan              14,334,196             171,405
George E. Wardeberg              14,306,243             199,358
Essie M. Whitelaw                14,322,939             182,662

The following table sets forth the other directors of the Company whose terms of office continued after the 1995 annual meeting:

                                       Year in Which
    Name of Director                    Term Expires
------------------------              ---------------
Jere D. McGaffey                           1996
Thomas F. Schrader                         1996
Stuart W. Tisdale                          1996
Willie D. Davis                            1997
Guy A. Osborn                              1997
William B. Winter                          1997


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)     Exhibits

   4.1  Credit Agreement dated as of July 18, 1995, among HC 1995
        Acquisition, Inc. (n/k/a Hypro Corporation) and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank and Citibank, N.A. as agent.

   27   Financial data schedule.

(b)     Reports on Form 8-K.  There were no reports on Form 8-K filed by the
                Company during the second quarter of 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            WICOR, INC.



Dated:  July 31, 1995        By:      /s/ Joseph P. Wenzler
                                      ----------------------
                                          Joseph P. Wenzler

                                    Vice President, Treasurer
                                   and Chief Financial Officer

                                  WICOR, Inc.
                          Exhibit Index - Form 10-Q

Exhibit No.                           Exhibit
-----------          -------------------------------------------
    4.1              Credit Agreement dated as of July 18, 1995,
                     among HC 1995 Acquisition, Inc. (n/k/a Hypro
                     Corporation) and Citibank, N.A., Firstar Bank
                     Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank and Citibank,
                     N.A. as agent.

      27             Financial Data Schedule