Form 10-Q
period 1995-09-30
WICOR INC
filed 1995-10-25
CIK 314890

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10 - Q

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended September 30, 1995
                                or
    / /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
             For the transition period from        to

                  Commission file number 1-7951

                          WICOR,  Inc.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

               Wisconsin                          39-1346701
     -------------------------------          --------------------
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

                      Yes   /X/     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at October 13, 1995
--------------------------           -------------------------------
Common Stock, $1 Par Value                      16,964,644

                           INTRODUCTION
------------------------------------------------------------------------


WICOR, Inc. ("WICOR" or "Company"), a corporation organized and existing under the laws of the State of Wisconsin, is an exempt holding company under the Public Utility Holding Company Act of 1935. It is the parent of Wisconsin Gas Company ("Wisconsin Gas"), a natural gas distribution public utility; Sta-Rite Industries, Inc. ("Sta-Rite"), a manufacturer of pumps and water processing equipment for the residential, irrigation and pool and spa markets; SHURflo Pump Manufacturing Co. ("SHURflo"), a manufacturer of pumps and fluid-handling equipment for food service, recreational vehicle, marine, industrial and water purification markets; and Hypro Corporation ("Hypro"), a manufacturer of pumps and water processing equipment for agricultural, high pressure cleaning, marine, industrial and fire protection markets.



                             CONTENTS
                             --------

                                                               PAGE
                                                              ------

PART I. Financial Information...............................     1

        Management's Discussion and Analysis of
          Interim Financial Statements......................   2-6


   Consolidated Financial Statements of WICOR, Inc. (Unaudited):
   -------------------------------------------------------------

        Consolidated Statements of Operation
          for the Three- and Nine- Months
          Ended September 30, 1995 and 1994.................     7


         Consolidated Balance Sheets as of
           September 30, 1995 and December 31, 1994.........   8-9


         Consolidated Statements of Cash Flows for the Nine-
           Months Ended September 30, 1995 and 1994.........    10


         Notes to Consolidated Financial Statements......... 11-12


PART II. Other Information..................................    13


         Signatures.........................................    14

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

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair presentation of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full calendar year.

               Management's Discussion and Analysis
                of Interim Financial Statements of
                            WICOR, Inc.
Results of Operations
---------------------
The consolidated net loss for the third quarter of 1995 was $4.9 million or $3.1 million lower than in the comparable period of the prior year. Net income increased by $1.4 million, or 8%, for the nine months ended September 30, 1995 compared to the same period of last year.

The following factors have had a significant effect on the results of operations during the three- and nine- month periods ended September 30, 1995.

Natural Gas and Related Services Business
-----------------------------------------
The Company's primary energy business is the distribution of natural gas through its Wisconsin Gas subsidiary. The Company recently expanded its natural gas related business to include selling natural gas supply services and marketing energy related retail products and services, as well as marketing the Company's expertise in managing utility meter reading and billing services.

The Company's energy business typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business. The net loss for the third quarter of 1995 was $7.6 million, 28% less than the net loss for the 1994 third quarter. Net income for the nine months ended September 30, 1995 increased by $3.3 million, or 33%, compared to the same period of last year.

The decrease in the net loss for the third quarter resulted primarily from decreased operating expenses (excluding cost of gas sold). Colder weather for the third quarter and an increase in lower margin interruptible volumes of 16% were the primary factors affecting third quarter margins. The increase in 1995 year-to-date net income was due primarily to decreased operating expenses offset in part by warmer than normal weather.

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

                                 Three                    Nine
                              Months Ended            Months Ended
                             September 30,            September 30,
                           ----------------     %   ----------------     %
(Millions of Dollars)         1995    1994   Change    1995    1994   Change
---------------------        ------  ------  ------   ------  ------  ------
Gas Sales Revenues           $ 69.6  $ 75.3    (8)    $352.5  $413.2   (15)
Cost of Gas Sold               47.5    53.6   (11)     220.8   272.4   (19)
                             ------  ------           ------  ------
Gas Sales Margin               22.1    21.7     2      131.7   140.8    (6)
Gas Transport Margin            1.3     1.4    (7)       4.9     5.0    (2)
                             ------  ------           ------  ------
Total Margin                 $ 23.4  $ 23.1     1     $136.6  $145.8    (6)
                             ======  ======           ======  ======
/TABLE

                                 Three                    Nine
                              Months Ended             Months Ended
                             September 30,            September 30,
                           ----------------     %   ----------------     %
                              1995    1994   Change    1995    1994   Change
                             ------  ------  ------   ------  ------  ------
(Millions of Therms)
--------------------
Sales Volumes
  Firm                         60.4    57.6     5      546.3   571.6    (4)
  Interruptible                69.5    60.1    16      242.5   206.8    17
Transportation Volume          24.7    25.3    (4)      88.2    86.4     2
Total Throughput              154.1   143.0     8      877.0   864.8     1
                             ======  ======           ======  ======

Degree Days (Normal:
  3rd Qtr.  = 166
  Nine Months = 4,563)          165      71   132      4,251   4,577    (7)
                             ======  ======           ======  ======

The increase in firm sales volumes for the third quarter of 1995 as compared with the 1994 third quarter was caused principally by weather that was colder than the same period of last year. For the nine- months ended September 30, 1995, the total margin decrease was primarily due to a 4% decrease in firm sales volumes offset in part by a 17% increase in lower margin interruptible sales due primarily to increased sales to existing customers. The weather was 7% warmer than normal during the first nine months of 1995 and 7% warmer than the same period in 1994. The margin was also affected by a November 1994 rate order that reduced annual gas margins by $10.4 million.

Operations and maintenance expenses decreased by $3.8 million, or 15%, and $13.8 million, or 15%, for the three- and nine- month periods ended September 30, 1995, respectively, compared with the same periods of 1994. The decrease for the quarter was due primarily to lower labor expenses ($0.8 million), allowed bad debt expense ($0.6 million) and pension expense ($0.7 million). The year-to-date decrease was due in part to lower labor expenses ($2.8 million), allowed bad debt expense ($1.8 million), pension expense ($2.1 million) and nonrecurrence of a one-time charge of $2.7 million relating to a 1994 early retirement program taken in the first quarter of 1994.

Depreciation expense for the nine months ended September 30, 1995 decreased by $0.7 million, or 3%, compared to the same period of last year. In conjunction with a November 1994 Public Service Commission of Wisconsin (PSCW) rate order, Wisconsin Gas discontinued recording additional depreciation expense of $3 million per year associated with a previous reserve deficiency.

Manufacturing
-------------
Manufacturing net income for the third quarter of $2.6 million was 9% higher than last year's net income of $2.4 million. On July 19, 1995, the Company acquired Hypro Corporation (Hypro) (see Note 3 of Notes to Financial Statements). The effect on net income of the acquisition for the quarter was an additional $0.7 million. Without the acquisition of Hypro, net income for the third quarter would have decreased by $0.5 million, as compared to the 1994 third quarter. For the nine-months ended September 30, 1995, manufacturing net income decreased by 17% to $9.1 million compared to the same period last year.

Net sales were $91.6 million for the third quarter of 1995, up 23% from the comparable period in 1994. For the first nine months of 1995, net sales increased by 6% to $253.7 million compared to the same period in 1994. The third quarter increase includes the results of operations of Hypro. Hypro's post acquisition net sales during the period were $10.0 million.

International sales for the third quarter continued their strong growth, increasing by $6.4 million to $35.0 million, or 22% over the third quarter of 1994. On a year to date basis, international sales increased by 18% and domestic sales decreased by 1% over the same period in 1994. For the nine-months ended September 30, 1995 and 1994, international sales accounted for 40% and 36%, respectively, of total net sales.

Gross profit margins remain unchanged at 27% for the 1995 third quarter as compared to the third quarter of 1994. For the nine months ended September 30, 1995 and 1994, the gross profit margin was 27% and 28%, respectively. Operating expenses as a percentage of sales for the year-to-date as compared to 1994 increased from 20% to 21%. The manufacturing units increased sales in several key segments during the period, including water purification and agriculture, but earnings declined due to lower than expected results from the Company's Australian operations and higher material costs in both domestic and international markets.

Non-Operating Income and Income Taxes
-------------------------------------
Interest expense was up for the three- and nine- months ended September 30, 1995 compared to the similar periods of 1994, due primarily to increased manufacturing borrowings for working capital purposes, the debt incurred to effect the Hypro acquisition and slightly higher interest rates.

Other income for the nine months ended September 30, 1995 increased by $2.2 million over the same period of last year. The increase was due primarily to the sale of the Company's investment in Filtron Technologies Corporation for a pre-tax gain of $1.4 million, $0.8 million, after tax.

Income tax expense was $1.1 million higher for the first nine months of 1995, compared to the same period last year, reflecting increased pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the nine-months ended September 30, 1995 decreased by $2.3 million, or 2%, from the comparable period in 1994. Cash flow for 1995 increased over 1994 due to increased net income of $1.4 million, lower cost of storage gas of $5.2 million and a $14.7 million pipeline refund. The favorable impact of the lower cost of storage gas and the $14.7 million pipeline refund are expected to reverse in the fourth quarter. Furthermore, cash flow for the nine- months ended September 30, 1995 decreased over 1994 due to lower collections in the first quarter of 1995 from lower fourth quarter 1994 sales reflected in lower accounts receivable balances.

Capital expenditures for the nine months ended September 30, 1995 amounted to $40.7 million and additional capital expenditures of $22 million are expected for the remainder of 1995.

Wisconsin Gas Company Debt Offering
-----------------------------------
On October 4, 1995, Wisconsin Gas filed an application with the PSCW for the sale of up to $75 million of unsecured notes. Wisconsin Gas currently intends to use the net proceeds from the sale of these notes to redeem $50 million of its unsecured 9 1/8% notes due December 1, 1997. Such notes are callable at par value on and after December 1, 1995. Subject to the actual amount of notes offered for sale by Wisconsin Gas, it is currently expected that any remaining net proceeds will be used to reduce short-term debt levels and for other general corporate purposes. The note issuance is presently expected to occur in the fourth quarter of 1995 and is subject to regulatory approval and market conditions.

Acquisition of Hypro Corporation
--------------------------------
On July 19, 1995, the Company acquired all of the outstanding common stock of Hypro for $58 million in cash and the assumption of operating liabilities totaling $13.3 million. Hypro designs, manufactures and markets pumps and water processing equipment for the agricultural, high-pressure cleaning, marine, industrial and fire protection markets. The acquisition was financed using the proceeds of a $55 million bridge financing borrowing. Such borrowing is classified as short-term debt in the Company's financial statements at September 30, 1995. As discussed below, the Company plans to issue common stock in the fourth quarter of 1995 to repay a portion of the bridge financing. It is currently expected that the remaining bridge financing will be repaid using the proceeds from the issuance of long-term debt within the next twelve months. The Hypro acquisition has been accounted for using the purchase method of accounting. The cost in excess of net assets acquired was approximately $58 million and is being amortized over forty years.

On October 20, 1995, the Company filed a registration statement with the Securities and Exchange Commission for the sale of up to an additional 1,265,000 shares of common stock. Assuming all necessary regulatory approvals are obtained, the Company intends to offer these shares for sale through underwriters in the fourth quarter of 1995. The Company plans to use the net proceeds from the sale of these shares to retire a portion of the bridge loan borrowing initiated to finance the Hypro acquisition.

Short-term Borrowings and Dividends
-----------------------------------
The Company anticipates additional short-term borrowing during the fourth quarter of 1995 to finance working capital needs primarily related to gas storage and the financing of accounts receivable during the heating season.

On July 25, 1995, the directors of the Company authorized an increase in the Company's dividend on common stock to $.41 per quarter ($1.64 per share on an annual basis). The first quarterly payment at the new amount was made August 31, 1995 to shareholders of record on August 11, 1995.

Federal Regulatory Matters
--------------------------
On November 1, 1993, ANR Pipeline Company (ANR), Wisconsin Gas' principal pipeline supplier, filed for a general rate increase with the Federal Energy Regulatory Commission (FERC). The filing proposes increases in many areas of ANR's regulated cost of service. The FERC ordered a reduction or elimination of certain cost increases and permitted ANR to place the balance of the rate increase (approximately $178 million) into effect on May 1, 1994, subject to refund of any amounts ultimately determined to be unjust and unreasonable. The rate case is scheduled for hearing beginning January 31, 1996. The Company believes that any amount by which ANR is ultimately permitted to increase its rates in this proceeding will not have a material impact on Wisconsin Gas or the Company.

State Regulatory Matters
------------------------
Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis under the guidelines of a November 1994 PSCW rate order. Wisconsin Gas has filed to reduce its base rates by $1.5 million and $3.0 million on an annualized basis effective August 1, 1995 and November 1, 1995, respectively. With these reductions, Wisconsin Gas is $4.5 million below the maximum margin rates allowed by the PSCW's rate order.

In July 1995, the PSCW initiated a proceeding to develop principles and analyze alternatives for gas utilities to recover purchased gas costs to replace the traditional purchased gas adjustment (PGA) mechanism. The PSCW staff is soliciting proposals from interested parties. It is possible that some form of gas cost incentive mechanism will be recommended for adoption by the PSCW. In general, an incentive mechanism would establish a targeted gas cost for a utility and would reward or penalize that utility based on its actual gas costs incurred relative to the target. The PSCW has tentatively scheduled hearings for March 1996, with any changes in the PGA mechanism to be effective November 1, 1996. Wisconsin Gas is unable to predict whether any changes to the PGA mechanism will be adopted or the effect any changes that are adopted may have.

Other Matters
-------------
Wisconsin Gas' collective bargaining agreement with the Oil, Chemical and Atomic Workers International Union AFL-CIO, Local 6-18-1, expires December 1, 1995.
The contract covers approximately 300 hourly workers. Wisconsin Gas has begun negotiations with Local 6-18-1 for a new agreement but cannot currently predict when a new contract will be reached or on what terms an agreement will be made.

                                  WICOR, INC.
                Consolidated Statements of Operation (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                  ----------------------  ----------------------
                                     1995        1994        1995        1994
                                  ----------  ----------  ----------  ----------
                                  (Thousands of Dollars)  (Thousands of Dollars)
Operating Revenues:
  Gas distribution............... $  71,084   $  76,675   $ 357,553   $ 418,172
  Manufacturing and other........    91,654      74,362     253,688     239,569
                                  ----------  ----------  ----------  ----------
                                    162,738     151,037     611,241     657,741
                                  ----------  ----------  ----------  ----------
Operating Costs and Expenses:
  Cost of gas sold...............    47,668      53,618     220,941     272,377
  Manufacturing cost of sales....    66,561      54,179     184,798     171,413
  Operations and maintenance.....    41,665      41,945     128,344     137,834
  Depreciation and amortization..     7,581       7,519      21,843      22,247
  Taxes, other than income taxes.     2,296       2,444       7,044       7,594
                                  ----------  ----------  ----------  ----------
                                    165,771     159,705     562,970     611,465
                                  ----------  ----------  ----------  ----------
Operating Income ................    (3,033)     (8,668)     48,271      46,276
                                  ----------  ----------  ----------  ----------

Interest expense...............      (4,905)     (3,830)    (13,774)    (12,038)
Other income and (expenses)....         309         (50)      2,385         160
                                  ----------  ----------  ----------  ----------
Income Before Income Taxes.......    (7,629)    (12,548)     36,882      34,398
Income Taxes.....................    (2,685)     (4,479)     14,359      13,267
                                  ----------  ----------  ----------  ----------
Net Income....................... $  (4,944)  $  (8,069)  $  22,523   $  21,131
                                  ==========  ==========  ==========  ==========
Per Share of Common Stock:
  Income Per Common Share........ $   (0.29)  $   (0.48)  $    1.33   $    1.27
                                  ==========  ==========  ==========  ==========
  Cash Dividends Per Common Share $    0.41   $    0.40   $    1.21   $    1.18
                                  ==========  ==========  ==========  ==========
Average Common Shares
   Outstanding (Thousands).......    16,950      16,810      16,941      16,650


The accompanying notes are an integral part of these statements.
/TABLE

                                     WICOR, INC.
                             Consolidated Balance Sheets


                                                     September 30
                                                         1995      December 31,
                                                      (Unaudited)     1994
                                                     ------------- ------------
                                                       (Thousands of Dollars)
Assets
------
Current Assets:
  Cash and cash equivalents......................... $     21,456  $    35,138
  Accounts receivable, less allowance for
    doubtful accounts of $10,940 and $9,233,
    respectively....................................       84,870      103,487
  Accrued utility revenues..........................       11,211       40,327
  Manufacturing inventories.........................       63,268       60,239
  Gas in storage, at weighted average cost..........       30,981       38,050
  Deferred income taxes.............................       12,385       15,540
  Prepayments and other.............................       15,425       19,519
                                                     ------------- ------------
                                                          239,596      312,300
Property, Plant and Equipment (less accumulated      ------------- ------------
    depreciation of $433,856 and $407,121,
    respectively)...................................      431,544      415,563
                                                     ------------- ------------
Deferred Charges and Other:
  Systems development costs.........................       30,123       34,071
  Deferred environmental costs......................       41,481       41,942
  Prepaid pension costs.............................       32,527       30,865
  Gas transition costs..............................          329        7,411
  Other regulatory assets...........................       49,311       51,543
  Goodwill..........................................       63,110        6,914
  Other.............................................       31,589       30,099
                                                     ------------- ------------
                                                          248,470      202,845
                                                     ------------- ------------
                                                     $    919,610  $   930,708
                                                     ============= ============




The accompanying notes are an integral part of these statements.

/TABLE

                                     WICOR, INC.
                             Consolidated Balance Sheets


                                                     September 30,
                                                         1995      December 31,
                                                      (Unaudited)     1994
                                                     ------------- ------------
                                                       (Thousands of Dollars)
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Accounts payable.................................. $     57,472  $    65,626
  Refundable gas costs .............................       15,203       18,058
  Short-term borrowings.............................      102,916      111,506
  Current portion of long-term debt.................        2,908        5,031
  Accrued taxes.....................................        2,496        8,400
  Accrued payroll and benefits......................       20,229       15,141
  Other.............................................       16,979       15,661
                                                     ------------- ------------
                                                          218,203      239,423
                                                     ------------- ------------
Deferred Credits and Other:
  Deferred income taxes.............................       43,038       42,322
  Environmental remediation costs...................       36,507       37,188
  Postretirement benefit obligation.................       68,123       69,730
  Unamortized investment tax credit.................        7,994        8,187
  Gas transition costs..............................          329        7,411
  Other regulatory liabilities......................       60,421       54,636
  Other.............................................       21,206       18,674
                                                     ------------- ------------
                                                          237,618      238,148
                                                     ------------- ------------
Capitalization:
  Long-term debt....................................      168,488      161,669
  Common stock......................................       16,963       16,918
  Other paid-in capital.............................      180,957      180,000
  Retained earnings ................................      103,444      101,418
  Unearned compensation - ESOP and restricted stock.       (6,063)      (6,868)
                                                     ------------- ------------
                                                          463,789      453,137
                                                     ------------- ------------
                                                     $    919,610  $   930,708
                                                     ============= ============


The accompanying notes are an integral part of these statements.
/TABLE

                                     WICOR, INC.
                  Consolidated Statements of Cash Flow (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           1995         1994
                                                        ----------   ----------
                                                         (Thousands of Dollars)
Operations:
  Net income..........................................  $  22,523    $  21,131
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation and amortization.....................     36,033       35,632
    Deferred income taxes.............................      5,191       (9,535)
    Change in:
      Receivables.....................................     51,671       66,259
      Manufacturing inventories.......................      3,225        1,261
      Gas in storage..................................      7,069        1,841
      Other current assets............................      2,152       (4,326)
      Accounts payable................................    (13,337)     (15,151)
      Refundable gas costs............................     (2,855)      (4,845)
      Accrued taxes...................................    (11,325)      (4,066)
      Accrued payroll and benefits....................      5,088        5,000
      Other current liabilities.......................      1,318        1,657
      Other non-current assets and liabilities, net...       (563)      13,597
                                                        ----------   ----------
                                                          106,190      108,455
                                                        ----------   ----------
Investment Activities:
    Capital expenditures..............................    (40,692)     (36,967)
    Acquistions, net of cash acquired.................    (58,256)           -
    Proceeds from sale of investment..................      5,099            -
    Other ............................................        244          308
                                                        ----------   ----------
                                                          (93,605)     (36,659)
                                                        ----------   ----------
Financing Activities:
    Change in short-term borrowings...................     (2,402)     (61,996)
    Issuance of long-term debt........................          4            -
    Reduction in long-term debt ......................     (4,373)      (2,517)
    Issuance of common stock .........................      1,002        8,705
    Dividends paid on common stock, less
       amounts reinvested ............................    (20,498)     (17,316)
                                                        ----------   ----------
                                                          (26,267)     (73,124)
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................    (13,682)      (1,328)
Cash and Cash Equivalents at Beginning of Period......     35,138       22,953
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  21,456    $  21,625
                                                        ==========   ==========


The accompanying notes are an integral part of these statements.
/TABLE

Notes to Consolidated Financial Statements (Unaudited):


1) At September 30, 1995 WICOR had borrowings of $16.9 million and availability of $141.4 million under unsecured lines of credit with several banks.

     A total of $37.0 million of commercial paper was outstanding as of September 30, 1995 at a weighted average interest rate of 5.9%.


2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                    For the nine months
                                     ended September 30,
                                   ----------------------
                                      1995        1994
                                   ----------  ----------
                                   (Thousands of Dollars)

     Income taxes paid             $   23,582  $   31,511
     Interest paid                 $   12,021  $   13,751


3. On July 19, 1995, the Company acquired Hypro Corporation (Hypro) in a merger for $58 million in cash and the assumption of operating liabilities totaling $13.3 million. The acquisition was financed using the proceeds from a bridge financing borrowing. Hypro designs, manufactures and markets pumps and water processing equipment for the agricultural, high-pressure cleaning, marine, industrial and fire protection markets. The acquisition has been accounted for using the purchase method of accounting. Hypro's results of operations have been included in the Company's consolidated financial statements beginning July 20, 1995. Hypro's operations are not material in relation to the Company's consolidated financial statements and pro forma financial information has therefore not been presented. The cost in excess of net assets acquired was approximately $58 million and is being amortized over forty years. For the year ended September 30, 1994, Hypro had revenues and operating income of $41.1 million and $5.7 million, respectively.

4) On October 4, 1995, Wisconsin Gas filed an application with the Public Service Commission of Wisconsin (PSCW) for the sale of up to $75 million of unsecured notes. Wisconsin Gas intends to use the net proceeds from the sale of these notes to redeem $50 million of its 9 1/8% notes due December 1, 1997. Such notes are callable at par value on and after December 1, 1995. Subject to the actual amount of notes offered for sale by Wisconsin Gas, it is currently expected that any remaining net proceeds will be used to reduce short-term debt levels and for other general corporate purposes. The note issuance is presently expected to occur in the fourth quarter of 1995 and is subject to regulatory approval and market conditions.

5) In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as competitive factors and regulatory changes develop.

Part II - Other Information

Item 1. Legal Proceedings

On September 21, 1995, the U.S. Environmental Protection Agency notified Sta-Rite of its potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at a site at which drums were reconditioned located in South Milwaukee, Wisconsin. As a generator of certain substances, Sta-Rite has been named (along with many other entities, some of which are larger and some of which are smaller than Sta-Rite) as a potentially responsible party, with respect to this site. Sta-Rite is currently reviewing available records and gathering information regarding this matter. At this time, Sta-Rite is unable to estimate what costs, if any, it may incur in connection with remediation of this site. Sta-Rite is investigating whether its general liability insurance provides coverage for any remediation costs it may incur.


Item 6. Exhibits and Reports on Form 8-K
   (a)  Exhibits

        4.1 Revolving Credit Agreement Amendment, effective November 15, 1994, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent.

        4.2 Revolving Credit Agreement Amendment, effective November 15, 1994, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent.

        4.3 Revolving Credit Agreement Amendment, effective November 15, 1994, among Sta-Rite Industries and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent.

        4.4 Revolving Credit Agreement Amendment, effective July 12, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent.

        4.5 Loan Agreement Amendment effective November 4, 1994, by and among Wisconsin Gas Company Employees' Savings Plans Trust, WICOR, Inc. and M&I Marshall and Ilsley Bank.

        27   Financial data schedule.

   (b)  Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the third quarter of 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              WICOR, INC.



Dated:  October 25, 1995         By:      /s/ Joseph P. Wenzler
                                       ---------------------------
                                              Joseph P. Wenzler

                                        Vice President, Treasurer
                                       and Chief Financial Officer