Form 10-K405
period 1995-12-31
WICOR INC
filed 1996-03-15
CIK 314890

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

    /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                               OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

                  Commission file number 1-7951
Exact name of registrant as specified in its charter  WICOR,Inc.

                Wisconsin                       39-1346701
    (State or other jurisdiction of           (IRS Employer
     incorporation or organization)         Identification No.)

                    626 East Wisconsin Avenue
                          P.O. Box 334
                   Milwaukee, Wisconsin 53201
             ---------------------------------------
            (Address of principal executive offices)
Registrant's telephone number, including area code 414-291-7026

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $604,073,514 at February 29, 1996.

     Number of shares outstanding of each of the registrant's
classes of common stock, as of February 29, 1996:
          Common Stock, $1 par value   18,305,258 shares

                Documents Incorporated by Reference
    WICOR, Inc. proxy statement dated March 12, 1996 (Part III)
  WICOR, Inc. 1995 Annual Report to Shareholders (Parts I and II)

                        TABLE OF CONTENTS

                                                           PAGE

PART I           1

  Item 1.   Business                                     1
  (a)  General Development of Business                   1
  (b)  Financial Information about Industry Segments     1
  (c)  Narrative Description of Business                 1

       1.   Energy                                       1
            A.   General                                 1
            B.   Gas Markets and Competition             2
            C.   Gas Supply,Pipe Capacity and Storage    3
                 (1)  General                            3
                 (2)  Pipeline Capacity and Storage      3
                 (3)  Term Gas Supply                    4
                 (4)  Spot Market Gas Supply             4
            D.   Wisconsin Regulatory Matters            4
                 (1)  Rate Matters                       4
                 (2)  Transition Cost Recovery Policy    5
                 (3)  Gas Cost Recovery Mechanism        5
                 (4)  Service Area Expansion             5
                 (5)  Changing Regulatory Environment    5
            E.   Employees                               5

       2.   Manufacturing of Pumps and Fluid
              Processing and Filtration Equipment        6
            A.   General                                 6
            B.   U.S. Operations                         6
            C.   International Operations                6
            D.   Raw Materials and Patents               7
            E.   Employees                               7

  Item 2.   Properties                                   7
  (a)  Capital Expenditures                              7
  (b)  Energy.............                               7
  (c)  Manufacturing of Pumps, Fluid Processing
            and Filtration Equipment                     7

  Item 3.   Legal Proceedings                            8

  Item 4.   Submission of Matters to a Vote of
                      Security Holders                   9

  Executive Officers of the Registrant                   9

PART II                                                  10

  Item 5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters         10

  Item 6.   Selected Financial Data                      11

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

       (b)  Reports on Form 8-K                          15

                              PART I


Item 1.     BUSINESS

  (a)  General Development of Business

  WICOR, Inc. (the "Company" or "WICOR") is a diversified holding company with two principal business groups: energy and manufacturing, with the following subsidiaries engaged in the indicated businesses. Wisconsin Gas Company ("Wisconsin Gas") engages in retail distribution of natural gas. As discussed below, WICOR Energy Services Company ("WES") is a new subsidiary formed by WICOR to sell energy supplies and energy-related services. Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro") are manufacturers of pumps and fluid processing and filtration equipment. The Company is a Wisconsin corporation and maintains its principal executive offices in Milwaukee, Wisconsin.

  The Company was incorporated in 1980 at which time it acquired all the outstanding common stock of Wisconsin Gas through a merger. The Company acquired all of the outstanding common stock of Sta-Rite and Shurflo through mergers in 1982 and 1993, respectively.

  In March, 1995, the Company formed WICOR Energy Services
Company, as a wholly-owned subsidiary. WES, which does business as WICOR Gas Marketing, is in the business of selling a variety of energy supply-related services, including natural gas purchasing, storage, and energy and risk management.

  In July 1995, the Company acquired all of the outstanding stock of Hypro Corporation through a cash purchase. Hypro is a manufacturer of pumps and fluid-handling equipment for the agricultural, high-pressure cleaning, marine, industrial and firefighting markets.

  On January 31, 1996, the Company acquired an 80% ownership interest in Hydro-Flow Filtration Systems, Inc. ("Hydro-Flow").
 Hydro-Flow is a California-based manufacturer of disposable in-line and cartridge filtration devices for use in water treatment applications.

  At December 31, 1995, the Company (including subsidiaries) had 3,359 full-time equivalent employees.

  (b)  Financial Information About Industry Segments

  Reference is made to the section entitled "Financial
Review-General Overview" set forth in the Company's 1995 Annual
Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

  (c)  Narrative Description of Business

                            1.  ENERGY
A.     General

  Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin. At December 31, 1995, Wisconsin Gas distributed gas to approximately 505,000 residential, commercial and industrial customers in 503 communities throughout Wisconsin having an estimated population of nearly 2,000,000 based on the State of Wisconsin's estimates for 1995. Wisconsin Gas is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities. See "Wisconsin Regulatory Matters."

  WES is in the start-up phase of its business, and accordingly, its results are not material to the Company's financial position or results of operations.


B.     Gas Markets and Competition

  Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Most of Wisconsin Gas' large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. Wisconsin Gas offers transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers typically seek to purchase lower-priced spot market gas directly from producers or other sellers and arrange with pipelines and Wisconsin Gas to have the gas transported to their facilities. Wisconsin Gas also offers gas sales services that are priced to compete with these transportation services. Wisconsin Gas earns the same margin (difference between revenue and cost of gas), whether it sells gas to customers or transports customer-owned gas.

  The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                                        Year Ended
                              ----------------------------------
                                December 31,     December 31,
                              ---------------- ----------------
                              000's of         000's of
                              Therms *    %    Therms *   *
Customer Class                --------- -----  --------- -----
Sales
  Residential                   494,250  38.0    463,690  38.8
  Commercial                    211,570  16.3    185,980  15.5
  Large Volume Commercial
    and Industrial Firm         134,960  10.4    145,440  12.2
  Commercial and Industrial
    Interruptible               313,530  24.1    282,170  23.6
                              --------- -----  --------- -----
Total Sales                   1,154,310  88.8  1,077,280  90.1
Transportation
--------------
 Transported                    145,490  11.2    119,080   9.9
                              --------- -----  --------- -----
Total Gas Throughput          1,299,800 100.0  1,196,360 100.0
                              ========= =====  ========= =====

*One therm equals 100,000 BTU's.

  The volumes shown as transported represent customer-owned gas that was delivered by Wisconsin Gas to its customers. The remaining volumes represent quantities sold and delivered to customers by Wisconsin Gas.

  Wisconsin Gas secures approximately 98% of all new residential heating, 88% of existing residential and commercial retrofit and 70% of all new commercial construction in its service territory.

  The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. See "Wisconsin Regulatory Matters". In 1995, Wisconsin Gas added nearly 10,000 customers and now serves more than one-half million customers. See "Wisconsin Regulatory Matters - Service Area Expansion".

  Up to 25% of Wisconsin Gas' Milwaukee area annual market requirements can be supplied through the interstate pipelines of either ANR Pipeline Company ("ANR") or Northern Natural Gas
Company ("NNG").   This capability enhances competition between
ANR and NNG for services to Wisconsin Gas and its customers, and Wisconsin Gas believes that such competition provides overall lower gas costs to all customers than otherwise would exist.

  Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that has installed capability to use gas or other fuels) depends upon Wisconsin Gas' success in obtaining long-term and short-term supplies of natural gas at marketable prices and its success in arranging or facilitating transportation service for those customers that desire to buy their own gas supplies. Although the dual-fuel market comprises approximately 35% of Wisconsin Gas' annual deliveries, it contributes only about 12% of Wisconsin Gas' margin.


C.     Gas Supply, Pipeline Capacity and Storage

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

  One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline capacity and gas supplies. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the peak day firm demand of their customers.
 Peak or near peak days occur only a few times each year, so capacity release facilitates higher utilization of capacity during those times when the capacity is not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that capacity. The proceeds from these transactions are passed through to ratepayers, thereby helping to offset the costs associated with holding the capacity. During 1995, Wisconsin Gas was an active participant in the capacity release market.

  Operating under Order No. 636, Wisconsin Gas Company has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold and unseasonably warm weather, including record cold weather in late January and early February, 1996.

  (2)  Pipeline Capacity and Storage

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

  Wisconsin Gas also maintains high deliverability storage in the production area which is designed to deliver gas when other supplies cannot be delivered during extremely cold weather.

  Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                              Maximum Daily
                              (Thousands
           Pipeline            of Therms*)
       ----------------       -------------
       ANR
         Mainline                 2,999
         Storage                  4,879
       NNG
         Mainline                 1,085
         Storage                    150
       Viking
         Mainline                    72
       Peaking Facilities            69
                              -------------
       Total                      9,254
                              =============

*One therm equals 100,000 BTU's.

  (3)  Term Gas Supply

  Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with approximately 30 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of Wisconsin Gas' gas supply expires in any year. Wisconsin Gas believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                                     Maximum Daily
                                      (Thousands
                                       of Therms*)
                                     --------------
       Domestic flowing gas             2,350
       Canadian flowing gas             1,482
       Storage withdrawals              5,029
                                     --------------
            Total                       8,861
                                     ==============

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

  Wisconsin Gas' rates are subject to a three year margin rate cap (through October 1997) based on the rates in effect in November 1993, less a $10.4 million reduction implemented when the margin cap became effective in November, 1994. The PSCW order also specified margin rate floors for each rate class. Wisconsin Gas has the ability to raise or lower margin rates within the specified range on a quarterly basis. The rates at December 31, 1995 were $4.5 million below the cap because of annualized rate reductions of $3.0 million and $1.5 million made by the utility in 1995

  Wisconsin Gas' rates contain clauses providing for periodic adjustment, with PSCW approval, to reflect changes in purchased gas costs including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy" and "Wisconsin Regulatory Matters - Gas Cost Recovery Mechanism".

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

  In the judgment of management, the incurrence of these transition costs will have no material effect on Wisconsin Gas' operations or financial condition under current PSCW policy. See Note 7a to Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1995 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

  (3)  Gas Cost Recovery Mechanism

  The PSCW has instituted a proceeding to determine whether changes should be made to the purchased gas adjustment ("PGA") mechanism. In particular, the PSCW is examining whether to replace the PGA with an incentive mechanism. In general, an incentive gas cost recovery mechanism would establish a targeted gas cost, and the utility would be rewarded or penalized based on its gas costs relative to the target. Hearings are scheduled for March 1996 and it is expected that any changes to the current PGA will be effective November 1, 1996. The Company cannot predict what, if any, changes the PSCW may order, nor the impact such changes would have.

  (4)  Service Area Expansion

  In recent years, Wisconsin Gas has increased its efforts to obtain regulatory approvals to extend gas service to previously unserved communities. In 1995, Wisconsin Gas added nearly 10,000 customers. Over the last five years, Wisconsin Gas has extended service to 99 new communities and added 52,000 customers.

  (5)  Changing Regulatory Environment

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

E.     Employees

  At December 31, 1995, the energy group had 1,098 full-time equivalent active employees.

  2.  MANUFACTURING OF PUMPS AND FLUID PROCESSING AND FILTRATION
EQUIPMENT

A.     General

  The Company's manufacturing subsidiaries manufacture pumps and fluid processing and filtration equipment for residential, agricultural and industrial markets world wide. Manufacturing and assembly activities are conducted in plants in the United States, United Kingdom, Australia, Italy, New Zealand, Russia, Germany and Mexico.

B.     U.S. Operations

  Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, filters, and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, "hot tubs", jetted bathtubs, and fountains. The manufacturing businesses also produce large higher pressure and capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

  Small, high performance pumps, and related fluids-handling products, are used in four primary markets: (1) the food service industry, where gas operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing; (2) the recreational vehicle and marine markets, where electric motor driven pumps are used for a variety of applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other applications including marine wash down, bilge and live well pumping; (3) industrial markets, where applications are concentrated in the soil extraction market for use in carpet cleaning machines, agricultural markets for spraying agricultural pesticides and fertilizers, and general industrial applications requiring fluid handling; and
(4) the water purification industry, where electric motor driven pumps are used to pressurize reverse osmosis systems and for water transfer.

  Sales of pumps and water processing equipment are somewhat related to the seasons of the year as well as the level of acti-vity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools and spas and for the food service and recreational vehicle markets. Management believes the Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Major brand names under trademarks include "STA-RITE", "BERKELEY", "SHURflo", "FLOTEC","Aquatools", "AQUALITY", "FoamPro", "ONGA", "Hypro", "Sherwood", "SherTech" and "Nocchi".

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

  Backlog of orders for pumps and water products is not a significant indicator of future sales.

C.     International Operations

  International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on six continents. Foreign manufacturing is carried out by United Kingdom, German, Australian, New Zealand, Italian, Mexican and Russian subsidiaries. The products sold in the international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic sales, including exports, were 39% of 1995 manufacturing group sales.

D.     Raw Materials and Patents

  Raw materials essential to the manufacturing operations are available from various established sources in the United States and overseas. The principal raw materials needed for production of the Company's primary lines of products include cast iron, aluminum and bronze castings for pumps; copper wire and aluminum for motors; stainless and carbon sheet steel, bar steel and tubing; plastic resins for injection molded components; and powdered metal components. The manufacturing units also purchase from third party suppliers completely assembled electric motors, plastic molded parts, elastomers for valves and diaphragms, components for electric motors, stamped and die cast metal parts, and hardware and electrical components. Although the manufacturing subsidiaries own a number of patents and hold licenses for manufacturing rights under other patents, no one patent or group of patents is critical to the success of the manufacturing businesses as a whole.

E.     Employees

  At December 31, 1995, the manufacturing group had 2,261 full time equivalent active employees.

Item 2.  PROPERTIES

(a)    Capital Expenditures

  The Company's capital expenditures for the year ended December 31, 1995, totaled $56.2 million. Retirements during this period totaled $8.1 million. Except as discussed under "Legal Proceedings", the Company does not expect to make any material capital expenditures for environmental control facilities in 1996.

(b)    Energy

  Wisconsin Gas owns a distribution system which, on December 31, 1995, included approximately 8,300 miles of distribution and transmission mains, 414,000 services and 539,000 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas also owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering sta-tions, peaking facilities and its major service centers, including garage and warehouse facilities.

  The Milwaukee and other office buildings, the principal service facilities and the gas distribution systems of Wisconsin Gas are owned by it in fee subject to the lien of its Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, under which its first mortgage bonds are issued, and to permis-sible encumbrances as therein defined. Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.

(c)    Manufacturing of Pumps, Fluid Processing and Filtration
Equipment

  The manufacturing group has 15 manufacturing facilities located in California (2), Michigan, Minnesota, Nebraska, Wisconsin (2), Germany, Australia (2), Italy (2), New Zealand, Russia and Mexico. These plants contain a total of approximately 1,466,000 square feet of floor space. These businesses also own or lease ten sales/distribution facilities in the United States, six in Australia, two in England, and one each in Canada, France, Italy, Mexico, New Zealand and Singapore.

Item 3.  LEGAL PROCEEDINGS

  There are no material legal proceedings pending, other than ordinary routine litigation incidental to the Company's busi-nesses, to which the Company or any of its subsidiaries is a party, except as discussed below. There are no material legal proceedings to which any officer or director of the Company or any of its subsidiaries is a party or has a material interest adverse to the Company. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company or any of its subsidiaries is or would be a party.

  The manufacturing subsidiaries are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The Company has established accruals for all environmental contingencies of which management is aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for remediation at specified sites, and
(d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain, and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

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

  In July 1994, Sta-Rite was notified by the WDNR that it believed solvents used at a manufacturing site previously operated by Sta-Rite have migrated and contributed to the contamination of a Deerfield, Wisconsin municipal well, serving Deerfield residents, and surrounding property. In August, 1995 the WDNR issued an order to investigate, restore and repair the natural resouces located in Deerfield. Based upon the preliminary investigation and reserves established, the Company believes that the resolution of this matter will not have a material adverse effect upon its financial condition. However, there is a possibility that costs in excess of the amount reserved may be incurred in the future.

  Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1995, the Company has accrued $36.4 million for future cleanup costs. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability. Due to anticipated regulatory treatment, changes in the recorded liability do not immediately impact net income.

  The WDNR issued a Probable Responsible Party letter to Wisconsin Gas for these two sites in September, 1994. Following receipt of this letter, Wisconsin Gas and the WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it will select specific remedial actions for recommendation to the WDNR. During 1995, Wisconsin Gas gathered additional environmental data regarding these two sites, held extensive discussions concerning remedial options with current land owners and solicited information from environmental consulting and remediation firms on technology and approaches that would best suit the sites. The efforts were directed toward preparing a remedial action options report and recommendations for presentation to the WDNR in 1996. Once such a plan is approved, initial remediation work will begin. Expenditures over the next three years are expected to total approximately $20 million. Although most of the work and costs are expected to be incurred in the first few years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.

  In March 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. Additional insurance recoveries are being pursued. Wisconsin Gas expects full recovery of incurred remediation costs, less amounts recovered from insurance carriers. If the amount recovered from the insurance carriers is insufficient to remediate both sites, expenditures not recovered are expected to be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders. Accordingly, a regulatory asset has been recorded for the accrued cost. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return. As of December 31, 1995, $4.8 million of such costs had been incurred.

  Wisconsin Gas also owns a service center that is constructed on a site that was previously owned by the City of Milwaukee and was used by the City as a public dump site. Wisconsin Gas has conducted a site assessment at the request of the WDNR and has sent the report of its assessment to the WDNR. Management cannot predict whether or not the WDNR will require any remediation action, nor the extent or cost of any remediation actions that may be required. In the judgment of management, any remediation costs incurred by Wisconsin Gas will be recoverable from the City of Milwaukee or in Wisconsin Gas' rates pursuant to the PSCW's orders discussed above.

  See Note 7c to Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1995 Annual Report to
Shareholders, which note is hereby incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

               EXECUTIVE OFFICERS OF THE REGISTRANT
  The following sets forth the names and ages of, and the offices held by, the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders in April.

        Name            Age            Offices Held
--------------------    ---     --------------------------------
George E. Wardeberg   60      President and Chief Executive
                              Officer of the Company, and
                              Chairman of Wisconsin Gas,
                              Sta-Rite, SHURflo, Hypro and WICOR
                              Energy Services

Thomas F. Schrader    46      Vice President of the Company and
                              President and Chief Executive
                              Officer of Wisconsin Gas and WICOR
                              Energy Services

James C. Donnelly     50      Vice President of the Company and
                              President and Chief Executive
                              Officer of Sta-Rite

Joseph P. Wenzler     54      Vice President, Treasurer and
                              Chief Financial Officer of the
                              Company; Vice President and Chief
                              Financial Officer of Wisconsin
                              Gas; Treasurer and Secretary of
                              SHURflo and Hypro; and Vice
                              President and Treasurer of WICOR
                              Energy Services

Robert A. Nuernberg   56      Secretary of the Company and WICOR
                              Energy Services; and Vice-
                              President-Corporate Relations and
                                 Secretary of Wisconsin Gas

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

  Mr. Donnelly was elected President and Chief Executive Officer of Sta-Rite in 1994. He has been a Vice President of the Company since 1987. Previously, he served as President and Chief Operating Officer of Sta-Rite from 1992 to 1994, and as Vice President, Treasurer and Chief Financial Officer of the Company and Wisconsin Gas from 1990 to 1992. Mr. Donnelly joined the Company and Wisconsin Gas in 1987 as Vice President and Treasurer. Prior thereto, he served as Vice President-Finance of Eastern Gas and Fuel Associates.

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

  Each of the executive officers assumed their positions with Hypro in July, 1995, when Hypro was acquired, and with WICOR
Energy Services in March, 1995, when  that company was formed.

                              PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS

  The Company's common stock and the associated common stock purchase rights (which do not currently trade independently of the common stock) are traded on the New York Stock Exchange.
For information regarding the high and low sales prices for the Company's common stock and dividends paid per share in each quarter of 1995 and 1994, see the section entitled "Investor Information" set forth in the Company's 1995 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

  At December 31, 1995, there were 15,238 holders of record of WICOR common stock.

  The Company's ability to pay dividends is dependent to a great extent on the ability of its subsidiaries to pay dividends. The Wisconsin Business Corporation Law and the indentures and agreements under which debt of the Company and its subsidiaries is outstanding each contain certain restrictions on the payment of dividends on common stock by the Company's subsidiaries. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1995 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

  By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case ($16 million). Wisconsin Gas may pay dividends in excess of $16 million so long as the payment will not cause its equity ratio to fall below 48.43%. If payment of projected dividends would cause its common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $19 million of dividends to the Company during the 12 months ending October 31, 1996. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1995 Annual Report to Shareholders, which note is hereby incorporated herein by reference. The PSCW desires Wisconsin Gas to target its common equity level at 43% to 50% of total capitalization. For the year ended December 31, 1995, Wisconsin Gas' average common equity level was 51%.

  In addition, $6.3 million of Sta-Rite net assets at December 31, 1995, plus 50% of Sta-Rite future earnings, are available for dividends to the Company. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, the Company's 1995 Annual Report to Shareholders, which note is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

  Reference is made to the section entitled "Selected
Financial Data" set forth in the Company's 1995 Annual Report to
Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      OPERATIONS AND FINANCIAL CONDITION

  Reference is made to the section entitled "Financial
Review" set forth in the Company's 1995 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is made to the WICOR, Inc. consolidated balance sheets and consolidated statements of capitalization as of December 31, 1995 and 1994, and the related consolidated statements of income, common equity and cash flow for each of the three years in the period ended December 31, 1995, together with the report of independent public accountants dated January 22, 1996, all appearing in Exhibit 13, the Company's 1995 Annual Report to Shareholders, which is hereby incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change in or disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure re-quired to be reported pursuant to this item.


                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 12, 1996, which is hereby incorporated herein by reference, for the names, ages, business experience and other information regarding directors and nominees for director of the Company. See "Executive Officers of the Registrant" included in Part I hereof for information regarding executive officers of the Company.

Item   11.  EXECUTIVE COMPENSATION

  Reference is made to "Executive Compensation" included in the WICOR proxy statement dated March 12, 1996, which is hereby incorporated herein by reference, for information on compen-sation of executive officers of the Company; provided, however, that the subsections entitled "Board Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Information" shall not be deemed to be incorporated herein by reference.

Item   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT

  Reference is made to "Security Ownership of Management" included in the WICOR proxy statement dated March 12, 1996, which is hereby incorporated herein by reference, for information regarding voting securities of the Company beneficially owned by its directors and officers.

Item   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 12, 1996, which is hereby incorporated herein by reference, for the information required to be disclosed under this item.


                             PART IV

Item   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Annual
Report on Form 10-K:

  1. All Financial Statements. The WICOR, Inc. consolidated balance sheets and statements of capitalization as of December 31, 1995 and 1994, and the related consolidated statements of income, common equity and cash flow for each of the three years in the period ended December 31, 1995, together with the report of independent public accountants dated January 22, 1996, included in Exhibit
13, the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

  2.   Financial statement schedules.

       Schedule III Condensed Statements of Income, Retained Earnings and Cash Flow (Parent Company
                      Only) for the Years Ended December 31,
                      1995, 1994 and 1993;  Condensed Balance
                      Sheets (Parent Company Only) as of
                      December 31, 1995 and 1994;  Notes to
                      Parent Company Only Financial Statements.

  Financial statement schedules other than those referred to above have been omitted as not applicable or not required.

  3.   Exhibits

    3.1 WICOR, Inc. Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for 1992).

    3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 3.3 to the company's Form 10-K
            Annual Report for 1994).

    4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light
            Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to Milwaukee Gas Light
                        Company's Registration Statement No. 2-8631).

    4.2 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-43729).

    4.3 Indenture dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639).

    4.4 Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for November, 1991).

    4.5 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for September, 1993).

    4.6 Officers' Certificate, dated as of November 7, 1996, setting forth the terms of Wisconsin Gas Company's
            6-3/8% Notes due 2005 (incorporated by reference to Exhibit 4 to Wisconsin Gas Company's Form 8-K
            Current Report dated November 7, 1995).

    4.7 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

    4.8 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Sta-Rite Industries, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

    4.9 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among WICOR, Inc. and Citibank,
            N.A., Firstar Bank Milwaukee, N.A., Harris Trust &
            Savings Bank, M&I Marshall & Ilsley Bank and
            Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

    4.10 Extension of Revolving Credit and Term Loan Agreement, effective March 10, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust & Saving Bank, M&I Marshall & Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 28, 1995).

    4.11 Extension of Revolving Credit Agreement dated March 10, 1995, among Wisconsin Gas Company and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated April 28, 1995).

    4.12 Extension of Revolving Credit Agreement dated March 10, 1995, among Sta-Rite and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated April 28, 1995).

    4.13 Rights Agreement dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference to
            Exhibit 4 to the Company's Form 8-K current report for August, 1989).

    4.14 Loan Agreement, dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.16 to the Company's Form 10-K Annual Report for 1991).

    4.15 Guaranty, dated as of November 4, 1991, from WICOR, Inc. to and for the benefit of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.17 to the Company's Form 10-K Annual Report for 1991).

    4.16 Revolving Credit Agreement Amendment, effective July 12, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank, M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q dated October 25, 1995).

    4.17    Loan Agreement Amendment effective December 21,
            1995, by and among Wisconsin Gas Company Employees'
            Savings Plans Trust, WICOR, Inc. and M&I Marshall
                        and Ilsley Bank.

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

    10.1    Service Agreement dated as of June 1, 1994, among
            WICOR, Inc., Wisconsin Gas Company, Sta-Rite
            Industries, Inc., WEXCO of Delaware, Inc. and
            SHURflo Pump Manufacturing Co.

    10.2    Endorsement of Hypro Corporation dated as of July
            19, 1995, to Service Agreement among WICOR, Inc.,
            Wisconsin Gas Company, Sta-Rite Industries, Inc. and
            WEXCO of Delaware, Inc.

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

    10.9# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term
            Performance Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration
                        Statement No. 33-55755).

    10.10#  WICOR, Inc. 1996 Officers' Incentive Compensation
            Plan.

    10.11#  Wisconsin Gas Company Principal Officers'
            Supplemental Retirement Income Program (incorporated by reference to Exhibit 10.8 to the Company's Form
            10-K Annual Report for 1993).

    10.12#  Wisconsin Gas Company 1996 Officers' Incentive
            Compensation Plan.

    10.13#  Wisconsin Gas Company Group Travel Accident Plan
            (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K Annual Report for 1992).

    10.14# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for 1990).

    10.15#  Sta-Rite Industries, Inc. Officers Supplemental
            Retirement Income Program (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual
            Report for 1989).

    10.16#  Sta-Rite Industries, Inc. 1996 Officers' Incentive
            Compensation Plan.

    10.17#  Sta-Rite Industries, Inc. Group Travel Accident Plan
            (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual Report for 1992).

    10.18# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for 1992).

    13      Portions of the WICOR, Inc. 1995 Annual Report to
            Shareholders incorporated by reference herein.

    21      Subsidiaries of WICOR, Inc.

    23      Consent of independent public accountants.

    27      Financial Data Schedule. (EDGAR version only)

    99 WICOR, Inc. proxy statement dated March 12, 1996. (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

(b)    Reports on Form 8-K.
       No Current Report on Form 8-K was filed during the fourth quarter of 1995.

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WICOR, Inc.


Date:  March 12, 1996         By        JOSEPH P. WENZLER
                                 ------------------------------
                                        Joseph P. Wenzler
                                 Vice President, Treasurer, and
                                     Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  WICOR, Inc.

       Signature            Title                   Date

GEORGE E. WARDEBERG
George E. Wardeberg  President, Chief Executive  March 12, 1996
                     Officer and Director
                     (Principal Executive Officer)

JOSEPH P. WENZLER
Joseph P. Wenzler    Vice President, Treasurer   March 12, 1996
                     and Chief Financial Officer
                     (Principal Financial Officer
                     and Principal Accounting
                     Officer)

WENDELL F. BUECHE    Director                    March 12, 1996
Wendell F. Bueche


WILLIE D. DAVIS      Director                    March 12, 1996
Willie D. Davis


JERE D. MCGAFFEY     Director                    March 12, 1996
Jere D. McGaffey


DAN F. MCKEITHAN,JR  Director                    March 12, 1996
Daniel F. McKeithan, Jr.


GUY A. OSBORN        Director                    March 12, 1996
Guy A. Osborn


THOMAS F. SCHRADER   Director                    March 12, 1996
Thomas F. Schrader


STUART W. TISDALE    Director                    March 12, 1996
Stuart W. Tisdale


ESSIE M. WHITELAW    Director        March 12, 1996
Essie M. Whitelaw


WILLIAM B. WINTER    Director        March 12, 1996
William B. Winter

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To WICOR, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in
Exhibit 13 to this Form 10-K, and have issued our report thereon dated January 22, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.










                                      ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 22, 1996

                              Schedule III - Condensed
                         Parent Company Financial Statements

                                     WICOR, INC.
                                (Parent Company Only)
                                 Statement of Income


                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1995        1994        1993
                                               ---------------------------------
                                                    (Thousands of Dollars)
Income:
  Equity in income of subsidiaries
    after dividends.........................   $ 16,052    $ 10,154    $  9,356

  Cash dividends from subsidiaries..........     23,000      23,000      21,500

  Interest income and other.................      2,237         373         267
                                               ---------   ---------   ---------
                                                 41,289      33,527      31,123
                                               ---------   ---------   ---------
Expenses:
  Operating (Supplemental Note C)...........      1,120         455       1,942
  Interest .................................        275         163         259
                                               ---------   ---------   ---------
                                                  1,395         618       2,201
                                               ---------   ---------   ---------
Income Before Parent Company Income Taxes...     39,894      32,909      28,922
Income Taxes................................        367        (265)       (391)
                                               ---------   ---------   ---------

Net Income..................................   $ 39,527    $ 33,174    $ 29,313
                                               =========   =========   =========

The accompanying notes are an integral part of this statement.

                              Schedule III - Condensed
                   Parent Company Financial Statements (continued)

                                     WICOR, INC.
                                (Parent Company Only)
                           Statement of Retained Earnings





                                                    Year Ended December 31,
                                               ---------------------------------
                                                 1995        1994        1993
                                               ---------------------------------
                                                    (Thousands of Dollars)
Balance - Beginning of Year.................   $101,418    $ 94,643    $ 90,102
  Add:
    Net income..............................     39,527      33,174      29,313
                                               ---------   ---------   ---------
                                                140,945     127,817     119,415

  Deduct:
    Cash dividends on common stock..........     27,454      26,399      24,099
    Other...................................          -           -         673
                                               ---------   ---------   ---------
Balance - End of Year ......................   $113,491    $101,418    $ 94,643
                                               =========   =========   =========



The accompanying notes are an integral part of this statement.

                              Schedule III - Condensed
                Parent Company Only Financial Statements (continued)

                                     WICOR, INC.
                               Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents


                                                    Year Ended December 31,
(Thousands of Dollars)                         --------------------------------
                                                 1995        1994        1993
                                               --------------------------------
Operations-
  Net income ...............................   $ 39,527    $ 33,174    $ 29,313
  Adjustments to reconcile net income to
   net cash flows:
    Equity in (income) losses of
      subsidiaries..........................    (16,052)    (10,154)     (9,356)
    Change in deferred income taxes.........         12         (58)        (73)
    Change in intercompany receivables......    (11,715)        123      (7,342)
    Change in income taxes payable..........        597       1,548       6,923
    Change in other current assets..........          3          33          98
    Change in other current liabilities.....         62        (254)        178
    Change in other non-current assets and
      liabilities...........................     (1,149)       (843)       (185)
                                               ---------   ---------   ---------
                                                 11,285      23,569      19,556
Investment Activities                          ---------   ---------   ---------
  Investments in subsidiaries...............    (37,875)     (5,000)    (12,000)
  Proceeds from sale of assets..............      5,099           -           -
                                               ---------   ---------   ---------
                                                (32,776)     (5,000)    (12,000)
Financing Activities-                          ---------   ---------   ---------
  Issuance of common stock..................     40,285      10,649      16,682
  Dividends paid on common stock, less
    amounts reinvested......................    (27,454)    (23,247)    (21,450)
                                               ---------   ---------   ---------
                                                 12,831     (12,598)     (4,768)
                                               ---------   ---------   ---------
Change in Cash and Cash Equivalents.........     (8,660)      5,971       2,788
Cash and Cash Equivalents at Beginning
  of Year...................................     13,076       7,105       4,317
                                               ---------   ---------   ---------
Cash and Cash Equivalents at End of Year....   $  4,416    $ 13,076    $  7,105
                                               =========   =========   =========

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
  Interest paid.............................   $      -    $      -    $      1
  Income taxes paid.........................      1,525      (4,440)      2,805


The accompanying notes are an integral part of this statement.

                              Schedule III - Condensed
                         Parent Company Financial Statements (continued)

                                     WICOR, INC.
                                (Parent Company Only)
                                    Balance Sheet
                                                             As of December 31,
                                                          ----------------------
             (Thousands of Dollars)                          1995        1994
                                                          ----------------------
Assets
------
Current Assets:
  Cash and cash equivalents.............................  $   4,416   $  13,076
  Intercompany receivable, net (Supplemental Note B)....     13,754       2,039
  Other.................................................         76          79
                                                          ----------  ----------
                                                             18,246      15,194
                                                          ----------  ----------

Investment in Subsidiaries, at equity...................    337,241     286,725
                                                          ----------  ----------

Deferred Income Taxes ..................................        192         204
Deferred Charges and Other..............................        578         491
                                                          ----------  ----------
                                                          $ 356,257   $ 302,614
                                                          ==========  ==========
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Income taxes payable..................................  $   5,020   $   4,423
  Other.................................................        161          99
                                                          ----------  ----------
                                                              5,181       4,522
                                                          ----------  ----------

Deferred Credits........................................        495         254
                                                          ----------  ----------
Capitalization:
  ESOP loan guarantee (Supplemental Note D).............      5,315       6,370
                                                          ----------  ----------
  Common equity:
    Common stock, $1 par value, authorized 60,000,000
      shares; outstanding 18,237,000 and 16,918,000
      shares, respectively .............................     18,237      16,918
    Other paid-in-capital ..............................    219,133     180,000
    Retained earnings ..................................    113,491     101,418
    Unearned compensation (Supplemental Note D).........     (5,595)     (6,868)
                                                          ----------  ----------
      Total common equity...............................    345,266     291,468
                                                          ----------  ----------
                                                          $ 356,257   $ 302,614
                                                          ==========  ==========

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


SUPPLEMENTAL NOTES

A. The parent company files a consolidated Federal income tax return with its subsidiaries.


B. Net amounts due from subsidiaries result from intercompany transactions including advances and Federal income tax liabilities, less payments of expenses by subsidiaries on behalf of WICOR, Inc.


C. During 1995, 1994 and 1993, the parent company allocated certain administrative and operating expenses to its subsidiaries using an allocation method approved by the
       PSCW:

       <CAPTIONS>

                                        1995        1994        1993
                                     ----------  ----------  ----------
       Administrative and operating
          expenses allocated
          to subsidiaries            $2,409,000  $2,452,000  $2,388,000
                                     ==========  ==========  ==========

D. In November 1991, WICOR, Inc. (Parent Company Only) established an Employee Stock Ownership Plan (ESOP) covering non-union employees of Wisconsin Gas. Because the parent company has guaranteed the loan, the unpaid balance is shown as a liability on the balance sheet with a like amount of unearned compensation recorded as a reduction of stockholders' equity.

       The ESOP trustee is repaying the $10 million loan with dividends paid on the shares of WICOR common stock in the
              ESOP and with Wisconsin Gas contributions to the ESOP.

    3.1 WICOR, Inc. Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for 1992).

    3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 3.3 to the company's Form 10-K
            Annual Report for 1994).

    4.1 Indenture of Mortgage and Deed of Trust dated as of November 1, 1950, between Milwaukee Gas Light
            Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to Exhibit 7-E to Milwaukee Gas Light
            Company's Registration Statement No. 2-8631).

    4.2 Bond Purchase Agreement dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due
            2002 (incorporated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3 Registration
            Statement No. 33-43729).

    4.3     Indenture dated as of September 1, 1990, between
            Wisconsin Gas Company and First Wisconsin Trust
            Company, Trustee (incorporated by reference to Exhibit 4.11 to Wisconsin Gas Company's Form S-3
            Registration Statement No. 33-36639).

    4.4     Officers' Certificate, dated as of November 19,
            1991, setting forth the terms of Wisconsin Gas
            Company's 7-1/2% Notes due 1998 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's
            Form 8-K Current Report for November, 1991).

    4.5     Officers' Certificate, dated as of September 15,
            1993, setting forth the terms of Wisconsin Gas
            Company's 6.60% Debentures due 2013 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's
            Form 8-K Current Report for September, 1993).

    4.6 Officers' Certificate, dated as of November 7, 1996, setting forth the terms of Wisconsin Gas Company's
            6-3/8% Notes due 2005 (incorporated by reference to Exhibit 4 to Wisconsin Gas Company's Form 8-K
            Current Report dated November 7, 1995).

    4.7 Revolving Credit and Term Loan Agreement, dated as of March 29, 1993, among Wisconsin Gas Company and
            Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris
            Trust & Savings Bank, M&I Marshall & Ilsley Bank and
            Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on
                        Form 10-Q dated as of August 9, 1993).

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

    4.10    Extension of Revolving Credit and Term Loan
            Agreement, effective March 10, 1995, among WICOR,
            Inc. and Citibank, N.A., Firstar Bank Milwaukee,
            N.A., Harris Trust & Saving Bank, M&I Marshall &
            Ilsley Bank and Citibank, N.A., as Agent
            (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April
            28, 1995).

    4.11    Extension of Revolving Credit Agreement dated March
            10, 1995, among Wisconsin Gas Company and Citibank,
            N.A., Firstar Bank Milwaukee, N.A., Harris Trust and
            Savings Bank and M&I Marshall and Ilsley Bank and
            Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on
            Form 10-Q dated April 28, 1995).

    4.12    Extension of Revolving Credit Agreement dated March
            10, 1995, among Sta-Rite and Citibank, N.A., Firstar
            Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated
            April 28, 1995).

    4.13 Rights Agreement dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust
            Company, Rights Agent (incorporated by reference to
            Exhibit 4 to the Company's Form 8-K current report for August, 1989).

    4.14 Loan Agreement, dated as of November 4, 1991, by and among M&I Marshall & Ilsley Bank, Wisconsin Gas
            Company Employees' Savings Plans Trust and WICOR,
            Inc. (incorporated by reference to Exhibit 4.16 to
                        the Company's Form 10-K Annual Report for 1991).

    4.15    Guaranty, dated as of November 4, 1991, from WICOR,
            Inc. to and for the benefit of M&I Marshall & Ilsley
            Bank (incorporated by reference to Exhibit 4.17 to the Company's Form 10-K Annual Report for 1991).

    4.16    Revolving Credit Agreement Amendment, effective July
            12, 1995, among WICOR, Inc. and Citibank, N.A.,
            Firstar Bank Milwaukee, N.A., Harris Trust and
            Savings Bank, M&I Marshall and Ilsley Bank and
            Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on
            Form 10-Q dated October 25, 1995).

    4.17* Loan Agreement Amendment effective December 21,
          1995, by and among Wisconsin Gas Company Employees'
          Savings Plans Trust, WICOR, Inc. and M&I Marshall and Ilsley Bank.

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

    10.1* Service Agreement dated as of June 1, 1994, among
          WICOR, Inc., Wisconsin Gas Company, Sta-Rite
          Industries, Inc., WEXCO of Delaware, Inc. and
          SHURflo Pump Manufacturing Co.

    10.2* Endorsement of Hypro Corporation dated as of July
          19, 1995, to Service Agreement among WICOR, Inc.,
          Wisconsin Gas Company, Sta-Rite Industries, Inc. and
          WEXCO of Delaware, Inc.

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

    10.5# WICOR, Inc. 1992 Director Stock Option Plan,
          (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement No.
                    33-67132).

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

    10.10#* WICOR, Inc. 1996 Officers' Incentive Compensation
            Plan.

    10.11#  Wisconsin Gas Company Principal Officers'
            Supplemental Retirement Income Program (incorporated by reference to Exhibit 10.8 to the Company's Form
            10-K Annual Report for 1993).

    10.12#* Wisconsin Gas Company 1996 Officers' Incentive
            Compensation Plan.

    10.13#  Wisconsin Gas Company Group Travel Accident Plan
            (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K Annual Report for 1992).

    10.14#  Form of Deferred Compensation Agreements between
            Wisconsin Gas Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for 1990).

    10.15#  Sta-Rite Industries, Inc. Officers Supplemental
            Retirement Income Program (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual
            Report for 1989).

    10.16#* Sta-Rite Industries, Inc. 1996 Officers' Incentive
            Compensation Plan.

    10.17#  Sta-Rite Industries, Inc. Group Travel Accident Plan
            (incorporated by reference to Exhibit 10.28 to the
                        Company's Form 10-K Annual Report for 1992).

    10.18# WICOR, Inc. Retirement Plan for Directors, as amended (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for 1992).

    13*     Portions of the WICOR, Inc. 1995 Annual Report to
            Shareholders incorporated by reference herein.

    21*     Subsidiaries of WICOR, Inc.

    23*     Consent of independent public accountants.

    27*     Financial Data Schedule. (EDGAR version only)

    99*     WICOR, Inc. proxy statement dated March 12, 1996.
            (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)

* Idicates document filed herewith.

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.
