Form 10-Q
period 1996-03-31
WICOR INC
filed 1996-04-29
CIK 314890

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10 - Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1996
                               or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to

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
                        Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class                 Outstanding at April 19, 1996
- ---------------------------     -----------------------------
Common Stock, $1 Par Value               18,361,190

                           INTRODUCTION
  ---------------------------------------------------------------

WICOR, Inc. ("WICOR" or the "Company"), is a diversified holding company with two principal business groups: natural gas distribution and related services, and manufacturing of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. Through several nonutility subsidiaries, the Company also engages in the manufacture and sale of pumps and processing equipment. The Company's products primarily have water system, pool spa, agricultural, RV/marine and beverage/food service applications. The Company markets its
manufactured products in 100 countries.   The Company is
incorporated under the laws of the State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.


                             CONTENTS
                             --------
                                                            PAGE
                                                           ------
PART I.
 Financial Information..................................      1

  Management's Discussion and Analysis of
    Interim Financial Statements........................    2-4


  Consolidated Financial Statements of WICOR, Inc. (Unaudited):
  -------------------------------------------------------------
  Consolidated Statements of Income for the Three-
    Months Ended March 31, 1996 and 1995................      5

  Consolidated Balance Sheets as of
    March 31, 1996 and December 31, 1995................    6-7

  Consolidated Statement of Cash Flows for the Three-
    Months Ended March 31, 1996 and 1995................      8

  Notes to Consolidated Financial Statements............      9

PART II.
  Other Information.....................................     10

  Signatures............................................     11

Part I - Financial Information


                       Financial Statements


The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the latest WICOR, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

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

Results of Operations
- ---------------------
Consolidated net income for the first quarter of 1996 increased by $6.2 million, or 25%, to a record of $30.9 million compared with the first quarter of 1995. The increase was due to energy group earnings and manufacturing group earnings which advanced by $5.1 million, or 24%, and $1.0 million, or 32%, respectively.

The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1996.

Energy
- ------
Net income increased to $26.6 million from $21.5 million, or 24%, for the first quarter of 1996 compared with the first quarter of 1995. The primary reason was increased gas margin which resulted from the colder than normal weather experienced in the first quarter of this year. In addition, operations and maintenance expense decreased by $1.4 million, or 5%, over the comparable period of last year.

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

                              Three Months Ended
                                   March 31,
                            ---------------------     %
                               1996       1995      Change
                            ---------- ----------  --------
(Millions of Dollars)
- ---------------------
Gas Sales Revenues          $   219.4  $   190.3      15
Cost of Gas Sold                137.3      115.2      19
                            ---------- ----------
Gas Sales Margin                 82.1       75.1       9
Gas Transport Margin              3.4        2.2      55
                            ---------- ----------
Total Margin                $    85.5  $    77.3      11
                            ========== ==========

(Millions of Therms)
- --------------------
Utility Sales Volumes
  Firm                          407.5      358.5      14
  Interruptible                  77.2       93.6     (18)
Transportation Volume            64.4       38.3      68
                            ---------- ----------
Total Throughput                549.1      490.4      12
                            ========== ==========
Heating Degree Days
  (20 year normal = 3,422)      3,630      3,168      15

Total gas margin increased by $8.2 million, or 11%, for the first quarter of 1996 compared to the first quarter of 1995 primarily as a result of a 14% increase in firm sales volumes. The weather was 6% colder than normal during the first quarter of 1996 and 15% colder than the same quarter in 1995.

Operations and maintenance expenses decreased by $1.4 million, or 5%, compared with the first quarter of 1995. The decrease in operations and maintenance expense is attributable to lower labor and benefit expenses of $1.5 million.

Depreciation expense for the first quarter of 1996 increased $1.2 million over the same period of 1995. The increase is due to additions to plant and increased depreciation rates allowed by the Public Service Commission of Wisconsin ("PSCW").


Manufacturing
- -------------
Manufacturing net income for the first quarter of 1996 of $4.3 million was 32% higher than last year's net income of $3.3 million.

Manufacturing net sales were $105.8 million for the first quarter of 1996, up 38% from the comparable period in 1995. The effect on sales, of the Hypro Corporation ("Hypro") acquisition in July 1995, for the current quarter was an additional $11.5 million.

Domestic sales in the quarter increased by 53% to $71.0 million (including Hypro sales of $10.7 million) over the comparable period of 1995. Overall shipments for water systems and pool/spa products in North America were up 32% from the first quarter of 1995. Market demand was strong in the North American retail business segment for sump and drainer pump products due to extremely wet conditions during the first part of 1996. Improvements were also seen in the agricultural, industrial, food service and fire protection markets. New product introductions were an additional contributor to the sales growth for the quarter.

International sales for the quarter continued their strong growth, increasing by $4.4 million to $34.8 million, or 14% over the first quarter of 1995. Strong sales in the Company's European and Asian markets fueled much of the increase. However, these advances were partially offset by lower sales in Australian operations.

Operating margins have improved from 27% to 28% for the first quarter as compared to 1995. Operating expenses as a percentage of sales for the quarter declined from 22% to 21%. Higher interest expense in the first quarter of 1996 compared to 1995, mostly due to higher debt levels arising from the Hypro acquisition, partially offset the earnings improvement for the quarter.


Non-Operating Income/Expense and Income Taxes
- ---------------------------------------------
Consolidated interest expense remained relatively flat in the first quarter of 1996 as compared to the same quarter of 1995. Savings realized from the refinancing of Wisconsin Gas' long-term debt were partially offset by increased manufacturing group borrowings.

Other income, net of other expenses decreased by $1.7 million over the first quarter of 1995. The first quarter of 1995 included the sale of the Company's investment in Filtron Technologies
Corporation for an after-tax gain of $0.8 million ($0.05 per share).

Income tax expense was $4.4 million higher for the first quarter of 1996, compared to the same period last year, reflecting the increase in pre-tax income.


Financial Condition
- -------------------
Cash flow from operations for the first quarter of 1996 decreased by $12.6 million to $73.7 million compared to the first quarter of 1995. The decrease can be attributed to higher accounts receivable balances which were the result of increased manufacturing sales. The decrease in gas in storage of $14.3 million was due primarily to lower utility withdrawals from its gas in storage during the first quarter of 1996, compared to the same period in 1995.
Utility gas in storage at December 31, 1995 was 5.7 million decatherms lower than the amount in storage at December 31, 1994 due to a marginally colder than normal fourth quarter of 1995 and the unusually warm fourth quarter of 1994. In addition, withdrawals from gas in storage during the first quarter of 1996 reflected a weighted average cost of gas that was 18% lower than the same period in 1995. A pipeline refund of $14.8 million received in the first quarter of 1995 also contributed to the decreased cash flow. These amounts were ultimately refunded to customers during the remainder of 1995. Higher accounts payable balances, caused by increased gas purchases at higher prices, partially offset these decreases in cash flow from operations.

Capital expenditures for the three months ended March 31, 1996 decreased $1.2 million to $8.9 million compared to the same period of the prior year. Additional capital expenditures of $54 million are expected for the remainder of 1996.

The first quarter, due to seasonal effects in each business, is typically a period of cash generation for the energy group and of cash use for the manufacturing group. There will be a need for additional short-term borrowing during the third and fourth quarters of 1996 to finance working capital, primarily gas purchased for injection into storage.

                                     WICOR, INC.
                    Consolidated Statement of Income (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                  ----------------------------
(Thousands of Dollars)                                1996            1995
                                                  ------------    ------------
Operating Revenues:
  Energy.......................................   $   222,954     $   192,483
  Manufacturing................................       105,793          76,821
                                                  ------------    ------------
                                                      328,747         269,304
                                                  ------------    ------------
Operating Expenses:
  Cost of gas sold.............................       137,325         115,153
  Manufacturing cost of sales..................        75,838          55,791
  Operating and maintenance....................        49,467          45,968
  Depreciation and amortization................         8,667           7,091
  Taxes, other than income taxes...............         2,507           2,453
                                                  ------------    ------------
                                                      273,804         226,456
                                                  ------------    ------------
Operating Income...............................        54,943          42,848

Interest expense...............................        (4,583)         (4,722)
Other income and expenses......................            30           1,714
                                                  ------------    ------------
Income Before Income Taxes.....................        50,390          39,840
Income Taxes...................................        19,441          15,051
                                                  ------------    ------------
Net Income.....................................   $    30,949          24,789
                                                  ============    ============

Income Per Common Share........................   $      1.69     $      1.46
                                                  ============    ============

Cash Dividends Per Common Share................   $      0.41     $      0.40
                                                  ============    ============

Average Common Shares Outstanding (Thousands)..        18,298          16,933

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                       March 31
                                                         1996      December 31,
                                                      (Unaudited)     1995
                                                     ------------- ------------
                                                       (Thousands of Dollars)
Assets
- ------
Current Assets:
  Cash and cash equivalents......................... $     29,198  $    20,380
  Accounts receivable, less allowance for
    doubtful accounts of $16,467 and $10,343,
    respectively....................................      193,875      132,203
  Accrued utility revenues..........................       41,971       48,847
  Manufacturing inventories.........................       72,248       68,236
  Gas in storage, at weighted average cost..........        3,755       24,117
  Deferred income taxes.............................       20,269       20,256
  Prepayments and other.............................       14,029       14,990
                                                     ------------- ------------
                                                          375,345      329,029
Property, Plant and Equipment (less accumulated      ------------- ------------
    depreciation of $450,479 and $440,942,
    respectively)...................................      434,206      436,040
                                                     ------------- ------------
Deferred Charges and Other:
  Regulatory assets.................................      104,010      104,145
  Goodwill..........................................       62,994       61,096
  Prepaid pension costs.............................       33,863       33,073
  Systems development costs.........................       27,398       28,868
  Other.............................................       17,240       16,263
                                                     ------------- ------------
                                                          245,505      243,445
                                                     ------------- ------------
                                                     $  1,055,056  $ 1,008,514
                                                     ============= ============


The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                       March 31,
                                                         1996      December 31,
                                                      (Unaudited)     1995
                                                     ------------- ------------
                                                       (Thousands of Dollars)
Liabilities and capitalization
- ------------------------------
Current Liabilities:
  Accounts payable.................................. $     78,415  $    63,920
  Refundable gas costs .............................       75,973       34,347
  Short-term borrowings.............................       57,169      106,377
  Current portion of long-term debt.................        4,896        6,836
  Accrued taxes.....................................       22,864        6,940
  Accrued payroll and benefits......................       16,319       16,340
  Other.............................................       18,265       19,638
                                                     ------------- ------------
                                                          273,901      254,398
                                                     ------------- ------------
Deferred Credits and Other:
  Postretirement benefit obligation.................       66,851       67,306
  Regulatory liabilities............................       64,268       64,896
  Deferred income taxes.............................       39,509       39,282
  Accrued environmental remediation costs...........       36,301       36,381
  Unamortized investment tax credit.................        7,342        7,724
  Accrued pipeline transition costs.................          240          261
  Other.............................................       19,458       18,287
                                                     ------------- ------------
                                                          233,969      234,137
                                                     ------------- ------------
Capitalization:
  Long-term debt....................................      175,849      174,713
  Common stock......................................       18,350       18,237
  Other paid-in capital.............................      222,371      219,133
  Retained earnings ................................      136,937      113,491
  Unearned compensation - ESOP and restricted stock.       (6,321)      (5,595)
                                                     ------------- ------------
                                                          547,186      519,979
                                                     ------------- ------------
                                                     $  1,055,056  $ 1,008,514
                                                     ============= ============

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                  Consolidated Statement of Cash Flows (Unaudited)
                                (Thousands of Dollars)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Operations:
  Net income..........................................  $  30,949    $  24,789
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation and amortization.....................     13,481       11,837
    Deferred income taxes.............................        167          256
    Change in:
      Receivables.....................................    (54,617)     (37,558)
      Manufacturing inventories.......................     (3,688)      (5,145)
      Gas in storage..................................     20,362       34,686
      Other current assets............................       (432)         163
      Accounts payable................................     14,325      (12,056)
      Refundable gas costs............................     41,626       53,726
      Accrued taxes...................................     17,407       13,385
      Accrued payroll and benefits....................       (801)          74
      Other current liabilities.......................     (1,373)      (3,542)
      Other non-current assets and liabilities, net...     (3,689)       5,663
                                                        ----------   ----------
                                                           73,717       86,278
                                                        ----------   ----------
Investment Activities:
    Capital expenditures..............................     (8,911)     (10,156)
    Proceeds from sale of investment..................          -        5,099
    Other ............................................         18           45
                                                        ----------   ----------
                                                           (8,893)      (5,012)
                                                        ----------   ----------
Financing Activities:
    Change in short-term borrowings...................    (46,880)     (82,284)
    Reduction in long-term debt ......................     (4,042)      (4,169)
    Issuance of long-term debt........................        366            -
    Issuance of common stock .........................      2,052          494
    Dividends paid on common stock, less
       amounts reinvested ............................     (7,502)      (6,774)
                                                        ----------   ----------
                                                          (56,006)     (92,733)
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................      8,818      (11,467)
Cash and Cash Equivalents at Beginning of Period......     20,380       35,138
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  29,198    $  23,671
                                                        ==========   ==========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):


1) At March 31, 1996 WICOR had borrowings of $21.2 million and availability of $205.0 million under unsecured lines of credit with several banks.

     A total of $9.0 million of commercial paper, classified as short-term borrowings, was outstanding as of March 31, 1996 at a weighted average interest rate of 5.4%.

2) For purposes of the Consolidated Statement of Cash Flows, income taxes paid, net of refunds, and interest paid
     (excluding capitalized interest) were as follows:


                                         For the Three Months
                                            Ended March 31,
                                        ----------------------
                                           1996        1995
                                        ----------  ----------
                                        (Thousands of Dollars)

     Income taxes paid                  $   5,204   $   3,699
     Interest paid                      $   3,555   $   4,175


3) Effective February 1, 1996, WICOR purchased, in a stock transaction, an 80% interest in Hydro-Flow Filtration Systems ("Hydro-Flow") a manufacturer of disposable in-line and cartridge filters for point-of-use water purification in water and ice dispensers in refrigerators and home drinking water systems. This acquisition was accounted for as a purchase. For the year ended July 31, 1995, Hydro-Flow had revenues of approximately $4 million.

Part II - Other Information
Item 1. Legal Proceedings

Sta-Rite - On March 15, 1996, the U.S. Environmental Protection Agency notified Sta-Rite Industries, Inc., a subsidiary of WICOR, and Sta-Rite's former Fluid Controls subsidiary of their potential liability under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") at two waste sites located in Mecklenburg County, North Carolina. As a generator of certain substances, Sta-Rite and Fluid Controls have been named (along with many other entities some of which are larger and some of which are smaller than Sta-Rite) as potentially responsible parties, with respect to this site. Sta-Rite is currently reviewing available records and gathering information regarding this matter. Based upon available information, the Company does not believe the costs it may incur will have a material effect upon its operations. The Company is investigating whether its general liability insurance provides coverage for any remediation costs it may incur.

Details regarding other environmental litigation, claims and potential claims were previously reported in the Company's Annual
Report on Form 10-K for the year ended December 31, 1995.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        4.1 Loan Agreement dated as of March 29, 1996, by and among ABN Amro Bank N.V., Wisconsin Gas Company
             Employee's Savings Plans Trust and WICOR, Inc.

        27   Financial data schedule.


   (b)  Reports on Form 8-K - There were no reports on Form 8-K filed for the first quarter of 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                           WICOR, INC.



Dated:  April 26, 1996        By:      /s/ Joseph P. Wenzler
                                    --------------------------
                                           Joseph P. Wenzler


                                      Vice President, Treasurer
                                     and Chief Financial Officer

                           WICOR,  Inc.
                     Exhibit Index - Form 10-Q


Exhibit No.                              Exhibit
- -----------             ------------------------------------------

  4.1 Loan Agreement dated as of March 29, 1996, by and among ABN Amro Bank N.V., Wisconsin
                      Gas Company Employee's Savings Plans Trust and WICOR, Inc.

                         27                 Financial data schedule