Form 10-Q
period 1996-06-30
WICOR INC
filed 1996-07-31
CIK 314890

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10 - Q

 /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1996
                               or
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to

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
                        Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class                 Outstanding at July 19, 1996
- ---------------------------     -----------------------------
Common Stock, $1 Par Value               18,389,279

                           INTRODUCTION
 ----------------------------------------------------------------
WICOR, Inc. ("WICOR" or the "Company"), is a diversified holding company with two principal business groups: natural gas distribution and related services, and manufacturing of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. Through several nonutility subsidiaries, the Company also engages in the manufacture and sale of pumps and processing equipment. The Company's manufactured products primarily have water system, pool spa, agricultural, RV/marine and beverage/food service applications. The Company markets its manufactured products in 100
countries.   The Company is incorporated under the laws of the
State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.


                             CONTENTS
                             --------
                                                           PAGE
                                                          ------
PART I.
- ------
 Financial Information.................................      1

  Management's Discussion and Analysis of
    Interim Financial Statements.......................    2-6

  Consolidated Financial Statements of WICOR, Inc. (Unaudited):
  -------------------------------------------------------------
  Consolidated Statements of Income for the Three and Six
    Months Ended June 30, 1996 and 1995................      7

  Consolidated Balance Sheets as of
    June 30, 1996 and December 31, 1995................    8-9

  Consolidated Statement of Cash Flows for the Six
    Months Ended June 30, 1996 and 1995................     10

  Notes to Consolidated Financial Statements...........     11

PART II.
- --------
  Other Information....................................     12

  Signatures...........................................     13

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

Results of Operations
- ---------------------
Consolidated net income for the three and six months ended June 30, 1996 was $5.7 million and $36.6 million, respectively. This represents an increase of $3.0 million, or 111%, and $9.1 million, or 33%, over the comparable periods of the prior year. The 1996 results were record highs for both the three- and six- month periods.

The following factors had a significant effect on the results of operations during the three- and six- month periods ended June 30, 1996.

Energy
- ------
The Company's energy business broke even for the second quarter of 1996 compared to a net loss of $0.5 million for the 1995 second quarter. Net income for the six months ended June 30, 1996 increased by $5.7 million, or 27%, compared to the same period of last year.

The improvement in net income for the second quarter was due primarily to increased gas margin which resulted from weather that was colder than normal. The increase in transportation volumes was due primarily to more companies purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system. However, the movement to transportation from gas sales has no impact on margin. The increase in quarterly gas margins was partially offset by increased depreciation expense. The utility typically posts a loss in the second quarter as the heating season declines. The increase in 1996 year-to-date net income was due primarily to colder than normal weather and decreased operating and maintenance expenses.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin.

                          Three Months             Six Months
                         Ended June 30,           Ended June 30,
                        ---------------    %     ---------------    %
                         1996    1995   Change    1996    1995   Change
                        ------  ------  ------   ------  ------  ------
(Millions of Dollars)
- ---------------------
Gas Sales Revenues      $109.2  $ 92.5    18     $328.8  $282.9    16
Cost of Gas Sold          74.4    58.1    28      211.8   173.3    22
                        ------  ------           ------  ------
Gas Sales Margin          34.8    34.4     1      117.0   109.6     7
Gas Transport Margin       3.1     1.5   107        6.5     3.6    81
                        ------  ------           ------  ------
Total Margin            $ 37.9  $ 35.9     6     $123.5  $113.2     9
                        ======  ======           ======  ======

                         Three Months              Six Months
                        Ended June 30,           Ended June 30,
                        ---------------    %     ---------------    %
                         1996    1995   Change    1996    1995   Change
                        ------  ------  ------   ------  ------  ------
(Millions of Therms)
- ---------------------
Utility Sales Volumes
  Firm                   140.8   127.4    11      548.3   486.0    13
  Interruptible           43.8    79.5   (45)     121.0   173.0   (30)
Transportation Volume     58.3    25.7   127      122.7    64.0    92
                        ------  ------           ------  ------
Total Throughput         242.9   232.6     4      792.0   723.0    10
                        ======  ======           ======  ======
Degree Days (Normal:
  2nd Qtr.  = 941
  Six Months = 4,363)    1,203     918    31      4,833   4,086    18
                        ======  ======           ======  ======

The 11% increase in firm sales volumes for the second quarter of 1996 as compared with the 1995 second quarter was caused principally by 31% colder weather than the same period of last year (28% colder than normal). For the six-months ended June 30, 1996, the total margin increase was primarily due to a 13% increase in firm sales volumes. The weather was 11% colder than normal during the first six months of 1996 and 18% colder than the same period in 1995.

Operations and maintenance expenses remained relatively flat during the second quarter of 1996 compared to the second quarter of 1995. Year to date operation and maintenance expenses decreased $1.3 million compared with the same period of last year. The decrease is attributable to lower labor and benefit expenses.

Depreciation expense for the three and six months ended June 30, 1996 increased by $1.3 million and $2.5 million, respectively. The increase is due to additions to plant and increased depreciation rates permitted by the Public Service Commission of Wisconsin ("PSCW").

Manufacturing
- -------------
Manufacturing net income for the three and six months ended June
30, 1996 increased to $5.6 million and $9.9 million, respectively, as compared with $3.3 million and $6.5 million of manufacturing net income for the same periods in 1995, respectively.


                                     Three Months         Six months
                                     Ended June 30,      Ended June 30,
                                   -----------------   -----------------
(Millions of Dollars)               1996      1995      1996      1995
- ---------------------              -------   -------   -------   -------
Revenues                           $115.3    $ 85.2    $221.1    $162.0
Cost of goods sold                   82.8      62.4     158.6     118.2
                                   -------   -------   -------   -------
Gross profit                         32.5      22.8      62.5      43.8
Operating expenses                   22.0      16.5      44.0      33.3
                                   -------   -------   -------   -------
Operating income                     10.5       6.3      18.5      10.5
Interest expense and other            1.5       0.8       2.8      (0.2)
                                   -------   -------   -------   -------
Net income before income taxes        9.0       5.5      15.7      10.7
Income taxes                          3.4       2.2       5.8       4.2
                                   -------   -------   -------   -------
Net income                         $  5.6    $  3.3    $  9.9    $  6.5
                                   =======   =======   =======   =======

Net sales for the second quarter of 1996 increased $30.1 million, or 35%, to $115.3 million compared to the same period in 1995. For the first six months of 1996, net sales increased $59.1 million, or 36%, to $221.1 compared to the same period in 1995. The increase was largely the result of market share gains, improved markets generally, a steady upward trend in the retail business and new product introductions in the water systems and pool/spa business. The inclusion of sales of Hypro Corporation ("Hypro"), which was acquired in July 1995, for the three and six months ended June 30, 1996, increased sales by $10.4 million and $21.9 million, respectively.

Domestic sales in the quarter increased by 47% to $73.3 million (including domestic Hypro sales of $9.5 million) over the comparable period of 1995. Overall shipments for water systems, RV/marine, food service and pool/spa products in North America were up from last year's comparable period. Market demand was strong in the North American professional and retail channels. Sales for the six months ended June 30, 1996 increased $48.0 million to $144.2 million. This represented a 50% increase in sales as compared with the first six months of 1995 and included $20.1 million in sales attributable to Hypro.

International sales for the second quarter continued to be strong, increasing by $6.7 million to $42.0 million, or 19% over the second quarter of 1995. The increase in international sales was due primarily to continuing new product sales in the European markets and growth in the water systems and industrial markets. On a year to date basis, international sales increased by 17% over the same period in 1995. For the six-months ended June 30, 1996 and 1995, international sales accounted for 35% and 41%, respectively, of total net sales.

Gross profit margins increased from 27% to 28% for the three and six months ended June 30, 1996 as compared to the same periods of 1995. The quarter and year-to-date increases were due primarily to 1996 manufacturing efficiencies. Operating expenses, as a percentage of sales, for the six months ended June 30, 1996 remained relatively flat compared to the same period in 1995. Year-to-date operating expenses increased by $10.7 million, or 32%, compared to the same period in 1995. The inclusion of Hypro for the six months ended June 30, 1996, increased operating expenses by $6.0 million.

Non-Operating Income and Income Taxes
- -------------------------------------
Interest expense was up slightly for the three and six months ended June 30, 1996 compared to the similar periods of 1995, due primarily to increased manufacturing borrowings, related to the Hypro acquisition, and slightly higher interest rates.

Other income for the six months ended June 30, 1996 decreased by $1.6 million over the same period of last year. Other income in 1995 was positively impacted by the first quarter sale of the Company's investment in Filtron Technologies Corporation, for an after-tax gain of $0.8 million ($0.05 per share).

Income tax expense was $6.0 million higher for the first six months of 1996, compared to the same period last year, reflecting increased pre-tax income.

Financial Condition
- -------------------
Cash flow from operations for the six months ended June 30, 1996 decreased by $12.6 million, or 10%, from the comparable period in 1995. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months. The decrease in gas in storage related cash flows of $20.1 million was due primarily to a 31% decrease in withdrawals during the first six months of 1996 compared to the same period in 1995. Gas in storage at December 31, 1995 was 5.7 million dekatherms lower than the amount in storage at December 31, 1994 due to a marginally colder than normal fourth quarter of 1995 and the unusually warm fourth quarter of 1994. Year-to-date withdrawals from gas in storage reflected a weighted average cost of gas ("WACOG") that was 18% lower than the same period in 1995. In addition, the injection WACOG during the second quarter of 1996 was 41% higher than the same period in 1995. Cash flow from operations in the first six month's of 1996 did not benefit from the one-time pipeline refunds which were received in the comparable period of 1995. Such refunds were ultimately returned to customers during the latter half of 1995. Increased net income in the first six months of 1996 partially offset decreases in cash flow from operations during this period.

In July 1995, in order to finance the acquisition of Hypro, a subsidiary of the Company entered into a $65 million bridge financing agreement maturing in July 1996 that was guarantied by the Company. The subsidiary subsequently transferred the debt to Hypro. At June 30, 1996, total principal of $27 million remains outstanding under this borrowing. In July 1996, the maturity date was extended to July 1997.

Capital expenditures for the six months ended June 30, 1996 amounted to $20.4 million and additional capital expenditures of $39 million are expected for the remainder of 1996.

There will be a need for additional short-term borrowing during the third and fourth quarters of 1996 to finance working capital needs primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy these working capital needs.

On July 24, 1996, the directors of the Company authorized an increase in the Company's per share common stock dividend to $0.42 per quarter ($1.68 per share on an annual basis). The first quarterly payment at the new amount will be made August 30, 1996 to shareholders of record on August 9, 1996.

Regulatory Matters
- ------------------
Wisconsin Gas voluntarily reduced its base rates by $1.5 million and $3.0 million on an annualized basis effective August 1, 1995, and November 1, 1995, respectively. With these reductions, Wisconsin Gas' rates recover $4.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis.

On June 27, 1996, the PSCW approved a Wisconsin Gas proposal to conduct a two year pilot program ("Gas Advantage"), beginning November 1, 1996, to test the introduction of competition to 1,200 small commercial and 1,000 residential customers. Customers who enroll in the pilot will have the ability to choose the supplier of natural gas from various gas marketers under an open market concept. Wisconsin Gas will continue to distribute the gas to participating customers at the same margin rate it charges for bundled sales services. Wisconsin Gas will bill the gas marketers for transporting natural gas to the customers. Customers will receive their monthly bills from the marketers. The Gas Advantage program is designed to enhance competition by enabling customers to compare services and prices available from Wisconsin Gas and third party marketers.

On July 2, 1996, the PSCW indicated in open meeting discussions that they wanted to move away from the dollar-for-dollar recovery of gas costs that occurs under the current purchased gas adjustment clause mechanism. The Commissioners agreed not to place restrictions on which gas cost recovery mechanisms ("GCRM") local distribution companies ("LDC") could use and agreed not to require LDC's to use the same mechanism. Under the GCRM, the utility will assume the risk of under-recovering its gas and interstate capacity costs but will have the opportunity to earn incentives if it keeps its costs below the established benchmark levels. The Company expects that the earliest that it could file and obtain approval for a GCRM would be the second quarter of 1997.

                                  WICOR, INC.
                  Consolidated Statements of Income (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                  ----------------------  ----------------------
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
                                  (Thousands of Dollars)  (Thousands of Dollars)
Operating Revenues:
  Energy......................... $ 112,316   $  93,986   $ 335,271   $ 286,469
  Manufacturing..................   115,284      85,213     221,076     162,034
                                  ----------  ----------  ----------  ----------
                                    227,600     179,199     556,347     448,503
                                  ----------  ----------  ----------  ----------
Operating Costs and Expenses:
  Cost of gas sold...............    74,443      58,120     211,768     173,273
  Manufacturing cost of sales....    82,761      62,446     158,599     118,237
  Operations and maintenance.....    45,960      40,711      95,427      86,679
  Depreciation and amortization..     8,771       7,171      17,438      14,262
  Taxes, other than income taxes.     2,365       2,295       4,872       4,748
                                  ----------  ----------  ----------  ----------
                                    214,300     170,743     488,104     397,199
                                  ----------  ----------  ----------  ----------
Operating Income ................    13,300       8,456      68,243      51,304
                                  ----------  ----------  ----------  ----------

Interest Expense.................    (4,489)     (4,147)     (9,072)     (8,869)
Other Income and (Expenses)......       397         362         427       2,076
                                  ----------  ----------  ----------  ----------
Income Before Income Taxes.......     9,208       4,671      59,598      44,511
Income Tax Provision.............     3,556       1,993      22,997      17,044
                                  ----------  ----------  ----------  ----------
Net Income....................... $   5,652   $   2,678   $  36,601   $  27,467
                                  ==========  ==========  ==========  ==========
Per Share of Common Stock:
  Income Per Common Share........ $    0.31   $    0.16   $    2.00   $    1.62
                                  ==========  ==========  ==========  ==========
  Cash Dividends Per Common Share $    0.41   $    0.40   $    0.82   $    0.80
                                  ==========  ==========  ==========  ==========
Average Common Shares
   Outstanding (Thousands).......    18,365      16,939      18,332      16,936

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                        June 30,
                                                         1996      December 31,
                                                      (Unaudited)     1995
                                                     ------------- ------------
                                                       (Thousands of Dollars)
Assets
- ------
Current Assets:
  Cash and cash equivalents......................... $     51,831  $    20,380
  Accounts receivable, less allowance for
    doubtful accounts of $13,874 and $10,343,
    respectively....................................      151,533      132,203
  Accrued utility revenues..........................        8,454       48,847
  Manufacturing inventories.........................       66,280       68,236
  Gas in storage, at weighted average cost..........       20,627       24,117
  Deferred income taxes.............................       20,315       20,256
  Prepayments and other.............................       15,916       14,990
                                                     ------------- ------------
                                                          334,956      329,029
Property, Plant and Equipment (less accumulated      ------------- ------------
    depreciation of $461,380 and $440,942,
    respectively)...................................      433,651      436,040
                                                     ------------- ------------
Deferred Charges and Other:
  Regulatory assets.................................      103,209      104,145
  Goodwill..........................................       62,678       61,096
  Prepaid pension costs.............................       35,242       33,073
  Systems development costs.........................       25,929       28,868
  Other.............................................       17,095       16,263
                                                     ------------- ------------
                                                          244,153      243,445
                                                     ------------- ------------
                                                     $  1,012,760  $ 1,008,514
                                                     ============= ============


The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                        June 30,
                                                         1996      December 31,
                                                      (Unaudited)     1995
                                                     ------------- ------------
                                                       (Thousands of Dollars)
Liabilities and Capitalization
- ------------------------------
Current Liabilities:
  Accounts payable.................................. $     60,552  $    63,920
  Refundable gas costs .............................       58,165       34,347
  Short-term borrowings.............................       51,958      106,377
  Current portion of long-term debt.................        4,904        6,836
  Accrued taxes.....................................       10,717        6,940
  Accrued payroll and benefits......................       20,187       16,340
  Other.............................................       18,127       19,638
                                                     ------------- ------------
                                                          224,610      254,398
                                                     ------------- ------------
Deferred Credits and Other:
  Postretirement benefit obligation.................       67,046       67,306
  Regulatory liabilities............................       63,627       64,896
  Deferred income taxes.............................       39,604       39,282
  Accrued environmental remediation costs...........       36,268       36,381
  Unamortized investment tax credit.................        7,377        7,724
  Other.............................................       20,548       18,548
                                                     ------------- ------------
                                                          234,470      234,137
                                                     ------------- ------------
Capitalization:
  Long-term debt....................................      182,881      174,713
  Common stock......................................       18,383       18,237
  Other paid-in capital.............................      223,045      219,133
  Retained earnings ................................      135,060      113,491
  Unearned compensation - ESOP and restricted stock.       (5,689)      (5,595)
                                                     ------------- ------------
                                                          553,680      519,979
                                                     ------------- ------------
                                                     $  1,012,760  $ 1,008,514
                                                     ============= ============

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                  Consolidated Statement of Cash Flows (Unaudited)
                                (Thousands of Dollars)

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Operations:
  Net income..........................................  $  36,601    $  27,467
  Adjustments to reconcile net income to net
      cash flows:
    Depreciation and amortization.....................     27,879       23,854
    Deferred income taxes.............................        216          301
    Change in:
      Receivables.....................................     21,242       23,835
      Manufacturing inventories.......................      2,280       (1,541)
      Gas in storage..................................      3,490       23,582
      Other current assets............................     (1,175)        (751)
      Accounts payable................................     (3,538)      (7,991)
      Refundable gas costs............................     23,818       32,506
      Accrued taxes...................................      4,116         (435)
      Accrued payroll and benefits....................      3,067        2,818
      Other current liabilities.......................     (1,511)      (3,335)
      Other non-current assets and liabilities, net...     (4,142)       4,589
                                                        ----------   ----------
                                                          112,343      124,899
Investment Activities:                                  ----------   ----------
    Capital expenditures..............................    (20,439)     (24,852)
    Proceeds from sale of investment..................        318        5,099
    Other ............................................         83          210
                                                        ----------   ----------
                                                          (20,038)     (19,543)
Financing Activities:                                   ----------   ----------
    Change in short-term borrowings...................    (52,091)     (90,794)
    Reduction in long-term debt ......................     (4,182)      (4,289)
    Issuance of long-term debt........................      7,693            6
    Issuance of common stock .........................      2,759          577
    Dividends paid on common stock, less
       amounts reinvested ............................    (15,033)     (13,550)
                                                        ----------   ----------
                                                          (60,854)    (108,050)
                                                        ----------   ----------
Change in Cash and Cash Equivalents...................     31,451       (2,694)
Cash and Cash Equivalents at Beginning of Period......     20,380       35,138
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period............  $  51,831    $  32,444
                                                        ==========   ==========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):
- -------------------------------------------------------

1) At June 30, 1996 WICOR had borrowings of $17.8 million under total unsecured lines of credit of $204.7 million with several banks. The Company reclassified $9.0 million of commercial paper and $5.6 million of borrowings under lines of credit as long-term debt as of June 30, 1996.

     A total of $7.2 million of commercial paper, classified as short-term debt, was outstanding as of June 30, 1996 at a weighted average interest rate of 5.6%.


2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid
     (excluding capitalized interest) were as follows:

                                   For the six months
                                     ended June 30,
                                 ----------------------
                                    1996        1995
                                 ----------  ----------
                                 (Thousands of Dollars)
     Income taxes paid           $  20,252   $  18,606
     Interest paid               $   8,487   $   9,134

Part II - Other Information
- ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
At the Company's annual meeting of shareholders held on April 25, 1996, Jere D. McGaffey, Thomas F. Schrader and Stuart W. Tisdale were elected as directors of the Company for terms expiring in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                            Shares           Withholding
 Name of Nominee       Shares Voted For       Authority
- --------------------   ----------------   ------------------
Jere D. McGaffey          14,674,317             149,843
Thomas F. Schrader        14,686,620             137,540
Stuart W. Tisdale         14,674,888             149,272

The following table sets forth the other directors of the Company whose terms of office continued after the 1996 annual meeting:

                              Year in Which
    Name of Director           Term Expires
- -------------------------     --------------
Willie D. Davis                    1997
Guy A. Osborn                      1997
William B. Winter                  1997
Wendell F. Bueche                  1998
Daniel F. McKeithan, Jr.           1998
George E. Wardeberg                1998
Essie M. Whitelaw                  1998



Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
   (a)  Exhibits

        4.1 Loan Agreement Amendment effective July 11, 1996, by and among Hypro Corporation and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank and Citibank, N.A. as agent.

        4.2 Securities Loan Agreement, effective June 22, 1996, among Citibank, N.A. and Sta-Rite Industries.


        27   Financial data schedule (EDGAR version only).

   (b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the second quarter of 1996.

        16                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          WICOR, INC.



Dated:  July 30, 1996      By:     /s/ Joseph P. Wenzler
                                 --------------------------
                                       Joseph P. Wenzler

                                  Vice President, Treasurer
                                 and Chief Financial Officer

                           WICOR,  Inc.
                     Exhibit Index - Form 10-Q


Exhibit No.                              Exhibit
- -----------           ------------------------------------------

  4.1 Loan Agreement Amendment effective July 11, 1996, by and among Hypro Corporation and Citibank, N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank and Citibank, N.A. as agent.

  4.2                 Securities Loan Agreement, effective June
                      22, 1996, among Citibank, N.A. and Sta-Rite
                      Industries.


  27                  Financial data schedule (EDGAR version
                      only).