Form 10-Q
period 1996-09-30
WICOR INC
filed 1996-10-31
CIK 314890

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10 - Q

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1996
                                 or
    / /  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the transition period from     to

                    Commission file number 1-7951

                                  WICOR,  Inc.

        -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                    Wisconsin                      39-1346701
         -------------------------------       ------------------
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)       Identification No.)

                626 East Wisconsin Avenue
                Post Office Box 334
                Milwaukee, Wisconsin                  53201
         --------------------------------------     ----------
         (Address of principal executive office)    (Zip Code)

                            (414)-291-7026
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X     No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                   Outstanding at October 18, 1996
  --------------------------       -------------------------------
  Common Stock, $1 Par Value                  18,406,196

                            INTRODUCTION
                            ------------

  WICOR, Inc. ("WICOR" or the "Company"), is a diversified holding company with two principal business groups: an energy group responsible for natural gas distribution and related services, and a manufacturing group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. Through several nonutility subsidiaries, the Company also engages in the manufacture and sale of pumps and processing equipment. The Company's manufactured products primarily have water system, pool and spa, agricultural, RV/marine and beverage/food service applications. The Company markets its manufactured products in 100 countries. The Company is incorporated under the laws of the State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.

                                     CONTENTS
                                     --------
                                                             PAGE
                                                            ------
  PART I.
    Financial Information.................................     1

    Management's Discussion and Analysis of
      Interim Financial Statements........................     2-5


    Consolidated Financial Statements of WICOR, Inc. (Unaudited):
    -------------------------------------------------------------

    Consolidated Statements of Operation for the Three and Nine
      Months Ended September 30, 1996 and 1995............     6

    Consolidated Balance Sheets as of
      September 30, 1996 and December 31, 1995............     7-8

    Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1996 and 1995............     9

    Notes to Consolidated Financial Statements............     10

  PART II.
    Other Information.....................................     11

    Signatures............................................     12

  Part I - Financial Information




                          Financial Statements
                          --------------------

  The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the WICOR, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

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


  Results of Operations
  ---------------------
  The consolidated net loss for the third quarter of 1996 was $4.5 million or $0.4 million lower than in the comparable period of the prior year. Net income increased by $9.6 million, or 43%, for the nine months ended September 30, 1996 compared to the same period of last year.

  The following factors had a significant effect on the results of operations during the three- and nine-month periods ended
  September 30, 1996.

  Energy
  ------
  The Company's energy business typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business. The net loss for the third quarter of 1996 was $7.0 million, or 8% less than the net loss for the 1995 third quarter. Net income for the nine months ended September 30, 1996 increased by $6.3 million, or 47%, compared to the same period of last year.

  The decline in the net loss for the third quarter resulted primarily from decreased operating and maintenance expenses and lower interest expense, which were partially offset by increased depreciation expense and lower gas margins. The lower gas margins resulted from slightly lower firm sales volumes and a $3 million annual rate reduction effective November 1, 1995. The increase in 1996 year-to-date net income, due primarily to decreased operating and maintenance expenses, lower interest expense and colder than normal weather, was partially offset by increased depreciation expense and rate reductions.

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

                              Three                     Nine
                           Months Ended             Months Ended
                           September 30,            September 30,
                           --------------     %     --------------     %
  (Millions of Dollars)     1996    1995   Change    1996    1995   Change
  ---------------------    ------  ------  ------   ------  ------  ------
  Gas Sales Revenues       $ 74.9  $ 69.6     8     $403.7  $352.5    15
  Cost of Gas Sold           54.8    47.5    15      266.6   220.8    21
                           ------  ------           ------  ------
  Gas Sales Margin           20.1    22.1    (9)     137.1   131.7     4
  Gas Transport Margin        2.8     1.3   115        9.3     4.9    90
                           ------  ------           ------  ------
  Total Margin             $ 22.9  $ 23.4    (2)    $146.4  $136.6     7
                           ======  ======           ======  ======
  (Millions of Therms)
  --------------------
  Sales Volumes
    Firm                     56.9    60.4    (6)     605.2   546.3    11
    Interruptible            31.8    69.5   (54)     152.8   242.5   (37)
  Transportation Volume      60.4    24.2   145      183.1    88.2   108
                           ------  ------           ------  ------
  Total Throughput          149.1   154.1    (3)     941.1   877.0     7
                           ======  ======           ======  ======

  Degree Days (Normal:
    3rd Qtr.  = 156
    Nine Months = 4,519)      123     165   (25)     5,011   4,251    18
                           ======  ======           ======  ======

    The decrease in firm sales volumes for the third quarter of 1996 as compared with the 1995 third quarter was caused principally by warmer weather. The increase in transportation volumes was due mainly to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system. The movement to transportation from gas sales had no impact on margin. For the nine months ended September 30, 1996, the total margin increase was largely the result of an 11% increase in firm sales volumes. The weather was 11% colder than normal during the first nine months of 1996 and 18% colder than the same period in 1995.

    Operating and maintenance expenses decreased by $1.3 million, or 5%, and $2.6 million, or 3%, for the respective three- and nine-month periods ended September 30, 1996, compared with the same periods of 1995. The decrease for the quarter and year-to-date periods was due mainly to lower labor and benefit expenses.

    Depreciation expense for the three and nine months ended September 30, 1996 increased by $0.6 million, or 9%, and $3.2 million, or 15%, respectively, compared with the same periods of last year. The increase is due to additions to plant and increased depreciation rates permitted by the Public Service Commission of Wisconsin (PSCW).

    Manufacturing
    -------------
    Manufacturing net income for the three and nine months ended
    September 30, 1996 was $2.5 million and $12.4 million, respectively, as compared with $2.6 million and $9.1 million for the same periods in 1995, respectively.

    [CAPTION]

                                      Three           Nine
                                  Months Ended    Months Ended
                                  September 30,     September 30,
                                 ---------------- -----------------
                                   1996    1995     1996    1995
                                 -------- ------- -------- --------
    (Millions of Dollars)
    ---------------------
    Revenues                     $  97.4  $ 91.7  $ 318.5  $ 253.7
    Cost of goods sold              71.2    66.6    229.8    184.8
                                 -------- ------- -------- --------
    Gross profit                    26.2    25.1     88.7     68.9
    Operating expenses              20.9    19.2     64.8     52.5
                                 -------- ------- -------- --------
    Operating income                 5.3     5.9     23.9     16.4
    Interest expense and other       1.3     1.5      4.1      1.3
                                 -------- ------- -------- --------
    Net income before income taxes   4.0     4.4     19.8     15.1
    Income taxes                     1.5     1.8      7.4      6.0
                                 -------- ------- -------- --------
    Net income                   $   2.5  $  2.6  $  12.4  $   9.1
                                 ======== ======= ======== ========
    /TABLE

    Net sales for the third quarter of 1996 increased $5.7 million, or 6%, to $97.4 million compared to the same period in 1995. For the first nine months of 1996, net sales increased $64.8 million, or 26%, to $318.5 million compared with the same period in 1995. Hypro Corporation (Hypro), which was acquired by the Company in July 1995, contributed $33.3 million and $10.0 million to the manufacturing group's net sales for the nine months ended September 30, 1996 and 1995, respectively.

    Domestic sales for the 1996 third quarter increased by 13% to $63.8 million over the comparable period of 1995. Overall shipments for water systems, pool and spa, food service, industrial and RV/marine continued their upward trend from last year's comparable period. Domestic sales for the nine months ended September 30, 1996 increased $55.1 million, or 36%, to $208.1 million. Hypro sales for the nine months ended September 30, 1996 and 1995 amounted to $30.4 million and $8.8 million, respectively.

    Overall, third quarter international sales were flat compared with the same period of last year as weather and a sluggish economy in Europe adversely affected sales in that region. Strength in the Italian Lira put further pressure on earnings. On a year to date basis, international sales increased by 10%. For the nine-months ended September 30, 1996 and 1995, international sales accounted for 35% and 40%, respectively, of total net sales.

    Gross profit margins remained unchanged at 27% for the 1996 third quarter as compared to the third quarter of 1995. Quarterly operating results were curbed by several factors, including somewhat lower margins related to product mix, slightly higher operating expenses, a sluggish European economy that dampened international sales and unfavorable growing conditions in many parts of the United States that hurt markets for WICOR's agricultural spraying pumps. For the nine months ended September 30, 1996 and 1995, the gross profit margin was 28% and 27%, respectively.

    Consolidated Non-Operating Income and Income Taxes
    --------------------------------------------------
    Interest expense decreased slightly for the three- and nine-months ended September 30, 1996, compared to the similar periods of 1995, due primarily to slightly lower interest rates. The decline in interest rates was partially offset by higher debt levels incurred to finance the Hypro acquisition.

    Other income for the nine months ended September 30, 1996 decreased by $1.3 million over the same period of last year. Other income in 1995 was positively impacted by the first quarter sale of the Company's investment in Filtron Technologies Corporation, for an after-tax gain of $0.8 million ($0.05 per share).

    Income tax expense was $5.8 million higher for the first nine months of 1996, compared to the same period last year, reflecting increased pre-tax income.

    Liquidity and Capital Resources
    -------------------------------
    Cash flow from operations for the nine months ended September 30, 1996, decreased by $13.7 million, or 13%, from the comparable period in 1995. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months. The Company stores gas during the non-heating months and withdraws the gas during the heating months. Cash used to purchase gas injected into storage increased by $31.1 million due to timing of withdrawals and a higher 1996 weighted average cost of gas relative to 1995. Withdrawals from storage during the first nine months of 1996 were 31% lower than in the same period in 1995. Increases in net income of $9.6 million and increased collections of accounts receivable of $17.8 million partially offset the increase in cash used for gas injections into storage.

    Capital expenditures for the nine months ended September 30, 1996 decreased by 12% to $35.7 million.

    Acquisition of Hypro Corporation
    --------------------------------
    On July 19, 1995, the Company acquired all of the outstanding common stock of Hypro for $58 million in cash and the assumption of operating liabilities totaling $13.3 million. Hypro designs, manufactures and markets pumps and water processing equipment for the agricultural, high-pressure cleaning, marine, industrial and fire protection markets.
    The borrowing associated with the acquisition is classified as short-term debt in the Company's financial statements at September 30, 1996. The Company issued common stock in the fourth quarter of 1995 to repay a portion of the original financing.

    Short-term Borrowings and Dividends
    -----------------------------------
    The Company anticipates additional short-term borrowing during the fourth quarter of 1996 to finance working capital needs primarily related to gas storage and the financing of accounts receivable during the heating season.

    On July 23, 1996, the directors of the Company authorized an increase in the Company's common stock dividend to $0.42 per quarter ($1.68 per share on an annual basis). The first quarterly payment at the new rate was made August 30, 1996 to shareholders of record on August 9, 1996.

    State Regulatory Matters
    ------------------------
    On October 10, 1996, the PSCW approved a one year extension, to November 1, 1998, of the Productivity-based Alternative Ratemaking Mechanism (PARM), an incentive-based ratemaking mechanism. Within the PARM pilot program, Wisconsin Gas voluntarily reduced its base rates by $1.5 million and $3.0 million on an annualized basis effective August 1, 1995, and November 1, 1995, respectively. With these reductions, Wisconsin Gas' rates recover $4.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. The Company announced a further $3 million rate reduction on an annualized basis effective November 1, 1996. Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis.

                                   WICOR, INC.
                 Consolidated Statements of Operation (Unaudited)
                   (Thousands of dollars, Except Per Share Data)

                                  Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
                               -----------------------    ------------------------
                                  1996         1995          1996          1995
                               ----------   ----------    ----------    ----------
  Operating Revenues:
    Energy                     $  77,697    $  71,084     $ 412,968     $ 357,553
    Manufacturing                 97,442       91,654       318,518       253,688
                               ----------   ----------    ----------    ----------
                                 175,139      162,738       731,486       611,241
                               ----------   ----------    ----------    ----------
  Operating Costs and Expenses:
    Cost of gas sold              54,860       47,668       266,628       220,941
    Manufacturing cost of sales   71,160       66,561       229,759       184,798
    Operations and maintenance    42,117       41,665       137,544       128,344
    Depreciation and amort.        8,242        7,581        25,680        21,843
    Taxes, other than
            income taxes           2,176        2,296         7,048         7,044
                               ----------   ----------    ----------    ----------
                                 178,555      165,771       666,659       562,970
                               ----------   ----------    ----------    ----------
  Operating Income                (3,416)      (3,033)       64,827        48,271
                               ----------   ----------    ----------    ----------
  Interest Expense                (4,522)      (4,905)      (13,594)      (13,774)
  Other Income and (Expenses)        642          309         1,069         2,385
                               ----------   ----------    ----------    ----------
  Income Before Income Taxes      (7,296)      (7,629)       52,302        36,882
  Income Taxes                    (2,818)      (2,685)       20,179        14,359
                               ----------   ----------    ----------    ----------
  Net Income                   $  (4,478)   $  (4,944)    $  32,123     $  22,523
                               ==========   ==========    ==========    ==========

  Per Share of Common Stock:
    Net Income                 $   (0.24)   $   (0.29)    $    1.75     $    1.33
    Cash Dividends             $    0.42    $    0.41     $    1.24     $    1.21

  Average Common Shares
     Outstanding (Thousands)      18,391       16,950        18,352        16,941


  The accompanying notes are an integral part of these statements.
  /TABLE

                                           WICOR, INC.
                                   Consolidated Balance Sheets

                                                     September 30,
                                                         1996        December 31,
                                                      (Unaudited)         1995
      Assets                                         ------------    ------------
      ------                                             (Thousands of Dollars)
      Current Assets:
        Cash and cash equivalents                    $    17,334     $    20,380
        Accounts receivable, less allowance
          for doubtful accounts of $13,874
          and $10,343, respectively                      102,991         132,203
        Accrued utility revenues                           8,749          48,847
        Manufacturing inventories                         70,551          68,236
        Gas in storage, at weighted average cost          48,152          24,117
        Deferred income taxes                             19,976          20,256
        Prepayments and other                             16,343          14,990
                                                     ------------    ------------
                                                         284,096         329,029
      Property, Plant and Equipment (less accum-     ------------    ------------
          ulated depreciation of $461,380
          and $440,942, respectively)                    437,598         436,040
                                                     ------------    ------------
      Deferred Charges and Other:
        Regulatory assets                                103,403         104,145
        Goodwill                                          61,806          61,096
        Prepaid pension costs                             36,177          33,073
        Systems development costs                         24,459          28,868
        Other                                             16,592          16,263
                                                     ------------    ------------
                                                         242,437         243,445
                                                     ------------    ------------
                                                     $   964,131     $ 1,008,514
                                                     ============    ============


      The accompanying notes are an integral part of these statements.
  /TABLE

                                        WICOR, INC.
                                Consolidated Balance Sheets

                                                   September 30,
                                                        1996        December 31,
                                                    (Unaudited)          1995
   Liabilities and Capitalization                  ------------     ------------
   ------------------------------                       (Thousands of Dollars)
   Current Liabilities:
     Accounts payable                              $    51,417      $    63,920
     Refundable gas costs                               27,792           34,347
     Short-term borrowings                              70,984          106,377
     Current portion of long-term debt                   4,909            6,836
     Accrued taxes                                       1,957            6,940
     Accrued payroll and benefits                       21,694           16,340
     Other                                              20,796           19,638
                                                   ------------     ------------
                                                       199,549          254,398
                                                   ------------     ------------
   Deferred Credits and Other:
     Postretirement benefit obligation                  66,716           67,306
     Regulatory liabilities                             63,315           64,896
     Deferred income taxes                              38,986           39,282
     Accrued environmental remediation costs            36,242           36,381
     Unamortized investment tax credit                   7,510            7,724
     Other                                              20,967           18,548
                                                   ------------     ------------
                                                       233,736          234,137
                                                   ------------     ------------
   Capitalization:
     Long-term debt                                    171,272          174,713
     Common stock                                       18,400           18,237
     Other paid-in capital                             223,771          219,133
     Retained earnings                                 122,858          113,491
     Unearned compensation - ESOP
       and restricted stock                             (5,455)          (5,595)
                                                   ------------     ------------
                                                       530,846          519,979
                                                   ------------     ------------
                                                   $   964,131      $ 1,008,514
                                                   ============     ============


  The accompanying notes are an integral part of these statements.
  /TABLE

                                       WICOR, INC.
                     Consolidated Statement of Cash Flows (Unaudited)
                                  (Thousands of Dollars)

                                                            Nine Months Ended
                                                              September 30,
                                                       ---------------------------
                                                          1996            1995
   Operations                                          -----------     -----------
     Net income                                        $   32,123      $   22,523
     Adjustments to reconcile net income to
         net cash flows:
       Depreciation and amortization                       41,341          36,033
       Deferred income taxes                                  (63)          5,191
       Change in:
         Receivables                                       69,489          51,671
         Manufacturing inventories                         (1,992)          3,225
         Gas in storage                                   (24,034)          7,069
         Other current assets                              (3,117)          2,152
         Accounts payable                                 (12,673)        (13,337
         Refundable gas costs                              (6,555)         (2,855
         Accrued taxes                                     (3,129)        (11,325
         Accrued payroll and benefits                       4,574           5,088
         Other current liabilities                          1,158           1,318
         Other non-current assets
           and liabilities, net                            (4,616)           (563
                                                       -----------     -----------
                                                           92,506         106,190
   Investment Activities:                              -----------     -----------
       Capital expenditures                               (35,679)        (40,692
       Acquisition, net of cash acquired                        -         (58,256
       Proceeds from sale of investment                       318           5,099
       Other                                                  159             244
                                                       -----------     -----------
                                                          (35,202)        (93,605
   Financing Activities:                               -----------     -----------
       Change in short-term borrowings                    (39,991)         (2,402
       Reduction in long-term debt                         (8,584)         (4,373
       Issuance of long-term debt                           7,479               4
       Issuance of common stock                             3,502           1,002
       Dividends paid on common stock, less
          amounts reinvested                              (22,756)        (20,498
                                                       -----------     -----------
                                                          (60,350)        (26,267
                                                       -----------     -----------
   Change in Cash and Cash Equivalents                     (3,046)        (13,682
   Cash and Cash Equivalents at
      Beginning of Period                                  20,380          35,138
                                                       -----------     -----------
   Cash and Cash Equivalents at End of Period          $   17,334      $   21,456
                                                       ===========     ===========
   The accompanying notes are an integral part of these statements.
  /TABLE

  Notes to Consolidated Financial Statements (Unaudited):
  -------------------------------------------------------
  1) At September 30, 1996 WICOR had borrowings of $13.0 million and availability of $220.9 million under unsecured lines of credit with several banks. The Company reclassified $0.6 million of commercial paper and $6.3 million of borrowings under lines of credit as long-term debt as of September 30, 1996.

       A total of $31.0 million of commercial paper, classified as short-term debt, was outstanding as of September 30, 1996 at a weighted average interest rate of 5.5%.


  2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid
       (excluding capitalized interest) were as follows:

                                          For the Nine Months
                                           Ended September 30,
                                        ----------------------
                                           1996        1995
                                        ----------  ----------
                                        (Thousands of Dollars)

       Income taxes paid                $   28,050  $   23,582
       Interest paid                    $   11,687  $   12,021

  Part II - Other Information



  Item 6. Exhibits and Reports on Form 8-K
       (a)  Exhibits

            4.1 WICOR, Inc. Master Savings Trust Agreement dated as of October 1, 1996 between WICOR, Inc. and
                 Marshall & Ilsley Trust Company.

            27   Financial data schedule (EDGAR version only).

       (b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the third quarter of 1996.

                                SIGNATURES
                                ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               WICOR, INC.




  Dated:  October 30, 1996      By:     /s/ Joseph P. Wenzler
                                       -----------------------
                                            Joseph P. Wenzler

                                       Vice President, Treasurer
                                      and Chief Financial Officer

                                 WICOR, Inc.
                         Exhibit Index - FORM 10-Q


  Exhibit No.                     Exhibit
  -----------    ---------------------------------------------

    4.1                   WICOR, Inc. Master Savings Trust Agreement dated
                 as of October 1, 1996 between WICOR, Inc. and
                 Marshall & Ilsley Trust Company.

     27          Financial data schedule (EDGAR version only).