Form 10-K405
period 1996-12-31
WICOR INC
filed 1997-03-18
CIK 314890

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996
                                   OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to

                  Commission file number 1-7951

                             WICOR, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                    Wisconsin                   39-1346701
       -------------------------------     -------------------
       (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)     Identification No.)

             626 East Wisconsin Avenue
             P.O. Box 334
             Milwaukee, Wisconsin                   53201
     ----------------------------------------     ---------
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

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

	Aggregate market value of the voting stock held by non-affiliates of the
registrant:       $638,392,028 at February 28, 1997.

	Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997:

  Common Stock, $1 par value              18,413,709 shares
  Documents Incorporated by Reference
WICOR, Inc. proxy statement dated March 13, 1997 (Part III)
WICOR, Inc. 1996 Annual Report to Shareholders (Parts I and II)

                              TABLE OF CONTENTS
                                                                  PAGE

PART I                                                             1

Item 1.  Business                                                  1

 (a)     General Development of Business                           1
 (b)     Financial Information about Industry Segments             1
 (c)     Narrative Description of Business                         1
    1.   Energy..                                                  1
      A. General                                                   1
      B. Gas Markets and Competition                               2
      C. Gas Supply, Pipeline Capacity and Storage                 3
        (1)  General                                               3
        (2)  Pipeline Capacity and Storage                         3
        (3)  Term Gas Supply                                       4
        (4)  Spot Market Gas Supply                                4
      D. Wisconsin Regulatory Matters                              4
        (1)  Rate Matters                                          4
        (2)  Transition Cost Recovery Policy                       5
        (3)  Gas Cost Recovery Mechanism                           5
        (4)  Service Area Expansion                                5
        (5)  Changing Regulatory Environment                       5
      E. Employees                                                 5
    2.   Manufacturing of Pumps, Fluid
           Processing and Filtration Equipment                     6
      A. General                                                   6
      B. U.S. Operations                                           6
      C. International Operations                                  6
      D. Raw Materials and Patents                                 7
      E. Employees                                                 7

Item 2.  Properties                                                7
 (a)     Capital Expenditures                                      7
 (b)     Energy                                                    7
 (c)     Manufacturing of Pumps, Fluid Processing and Filtration
           Equipment                                               7

Item 3.  Legal Proceedings                                         8

Item 4.  Submission of Matters to a Vote of Security Holders       9

Executive Officers of the Registrant                               9

PART II.                                                          10

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                        10

Item 6.  Selected Financial Data                                  11

Item 7.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                  11

                                                                 PAGE
Item 8.  Financial Statements and Supplementary Data              11

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                 11

PART III.                                                         12

Item 10. Directors and Executive Officers Of the Registrant       12

Item 11. Executive Compensation                                   12

Item 12. Security Ownership of Certain
           Beneficial Owners and Management                       12

Item 13. Certain Relationships and Related Transactions           12

PART IV.                                                          12

Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                12
 (a)     Documents Filed as Part of the Report                    12

1.   All Financial Statements and Financial
           Statement Schedules                                     12
    2.   Financial Statement Schedules                             12
    3.   Exhibits                                                  12
 (b)     Reports on Form 8-K                                       15

                                 PART I

Item 1.	BUSINESS

(a)	General Development of Business

	WICOR, Inc. (the "Company" or "WICOR") is a diversified holding company with two principal business groups: energy services and pump manufacturing, with the following subsidiaries engaged in the indicated businesses.
Wisconsin Gas Company ("Wisconsin Gas") engages in retail sales and distribution of natural gas. WICOR Energy Services Company ("WICOR Energy") sells energy and energy-related services. FieldTech, Inc. ("FieldTech") performs contract meter reading, manages field operations and provides billing services for gas, electric and water utilities. Sta-Rite
Industries, Inc. ("Sta-Rite"), SHURFlo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro") are manufacturers of pumps and fluid processing and filtration equipment. WICOR Industries, Inc. ("WICOR Industries") is an intermediate holding company which was formed during 1996 to hold the stock of the manufacturing subsidiaries. The Company is a Wisconsin corporation and maintains its principal executive offices in Milwaukee, Wisconsin.

	The Company was incorporated in 1980, when it acquired all the outstanding common stock of Wisconsin Gas through a merger. The Company acquired all of the outstanding common stock of Sta-Rite, SHURflo and Hypro through acquisitions in 1982, 1993, and 1995 respectively.

	In March 1995, the Company formed WICOR Energy, as a wholly-owned subsidiary. WICOR Energy, is in the business of selling natural gas purchasing, energy and price risk management services.

	In July 1995, the company acquired all of the outstanding stock of Hypro Corporation through a cash purchase. Hypro is a manufacturer of pumps and fluid-handling equipment for the agricultural, high-pressure cleaning, marine, industrial and firefighting markets.

	In January 1996, the Company acquired an 80% ownership interest in Hydro-Flow Filtration Systems, Inc. ("Hydro-Flow"). Hydro-Flow is a California-based manufacturer of disposable in-line and cartridge filtration devices for use in water treatment applications. Hydro-Flow operates as a subsidiary of Sta-Rite.

	In October 1996, the Company incorporated FieldTech, which had been a division of Wisconsin Gas. FieldTech's services include contract meter reading, installation of metering devices, meter reading training, management of utility field operations and billing for gas, electric and water utilities.

	In December 1996, the Company formed WICOR Industries as an intermediate manufacturing holding company for the purpose of improving the Company's ability to raise debt capital for its manufacturing business at a lower cost, to secure additional flexibility in structuring borrowings, and to provide better access to capital markets.

	At December 31, 1996, the Company (including subsidiaries) had 3,475 employees

(b)	Financial Information About Industry Segments

	Refer to the section entitled "Financial Review-General Overview" set forth in the Company's 1996 Annual Report to Shareholders. That section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

(c)	Narrative Description of Business

                                1.  ENERGY
A.	General

	Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin. At December 31, 1996, Wisconsin Gas distributed gas to approximately 513,000 residential, commercial and industrial customers in 514 communities throughout Wisconsin. Wisconsin Gas' service area has an estimated population of approximately 2,000,000 based on State of Wisconsin's estimates for 1996. Wisconsin Gas is subject to the jurisdic-tion of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities. See "Wisconsin Regulatory Matters."

	WICOR Energy and FieldTech are in their second year of operations, and their results are not material to the Company's financial position or results of operations.

B.	Gas Markets and Competition

	Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its sales occurring in the winter heating season. Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Most of Wisconsin Gas' large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. Wisconsin Gas offers transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from producers or other sellers and arrange with pipelines and Wisconsin Gas to have the gas transported to the facilities where it is used. Wisconsin Gas also offers to sell gas at prices that are competitive with third-party sellers. Wisconsin Gas earns the same margin (difference between revenue and cost of gas), whether it sells gas and transportation to customers or only transports third-party gas.

	The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers.

                                                Year Ended
                                 ---------------------------------------------
                                   December 31, 1996       December 31, 1995
                                 ---------------------   ---------------------
                                  Thousands               Thousands
                                  of Therms*   Percent    of Therms*   Percent
Customer Class                   -----------   -------   ------------  -------
Sales
 Residential                        529,910      39.1        494,250     38.0
 Commercial                         242,570      17.9        211,570     16.3
 Large Volume Commercial and
   Industrial Firm                  110,780       8.2        134,960     10.6
 Commercial and Industrial
   Interruptible                    196,240      14.5        313,530     24.1
                                 -----------   -------   ------------  -------
Total Sales                       1,079,500      79.7      1,154,310     88.8
Transportation -
  Transported                       275,780      20.3        145,490     11.2
                                 -----------   -------   ------------  -------
Total Gas Throughput              1,355,280     100.0      1,299,800    100.0
                                 ===========   =======   ============  =======

*One therm equals 100,000 BTU's.

	The volumes shown as transported represent third-party gas that was delivered by Wisconsin Gas to its customers. The remaining volumes represent quantities sold and delivered to customers by Wisconsin Gas.

	Wisconsin Gas secures approximately 98% of all new residential heating, 88% of existing residential and commercial retrofit and 70% of all new commercial construction customers in its service territory. Up to 25% of Wisconsin Gas' Milwaukee area annual market requirements can be supplied through the interstate pipelines of either ANR Pipeline Company ("ANR") or Northern Natural Gas Company ("NNG"). This capability enhances competition between ANR and NNG for services to Wisconsin Gas and its customers, and management believes that such competition provides overall lower gas costs to all customers than otherwise would exist

	Federal and state regulators continue to implement policies to bring more competition to the gas industry. The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services, which were formerly utility monopoly functions, are expected to become increasingly subject to competition from third parties. Given this regulatory policy and the fact that Wisconsin Gas' earnings are the same whether it sells and distributes the gas or only distributes it, Wisconsin Gas is pursuing a long-term strategy to no longer sell gas. WICOR Energy sells gas on a for-profit basis and will seek to replace Wisconsin Gas for a significant number of Wisconsin Gas' customers as well as those of other utilities. Wisconsin Gas must obtain PSCW approval to implement its strategy. To date, the PSCW has stated that it will permit utilities to discontinue the sale of gas on a market segment by market segment basis, when it determines that there is adequate and persistent competition in the particular segment. So far, the PSCW has not permitted the by any utility to discontinue the sale of gas.

	With PSCW approval, Wisconsin Gas has implemented a small-customer gas-supplier choice pilot program that is designed (1) to test market acceptance of third-party gas sellers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program, which began on November 1, 1996, was oversubscribed and has 1,460 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications, for a second year beginning November 1, 1997.

	Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence of state regulatory policies and Wisconsin Gas' actions, the volume of gas sold by third parties and distributed by Wisconsin Gas increased by 90% in 1996 compared with 1995.
See "Wisconsin Regulatory Matters". In 1996, Wisconsin Gas added over 8,000 customers and has added more than 52,000 customers over the past five years. See "Wisconsin Regulatory Matters - Service Area Expansion".

	Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of Wisconsin Gas and third-party gas sellers in obtaining long-term and short-term supplies of natural gas at marketable prices and their success in arranging or facilitating competitively priced transportation service for those customers that desire to buy their own gas supplies. Although the dual-fuel market comprises approximately 35% of Wisconsin Gas' annual deliveries, it contributes only about 12% of Wisconsin Gas' margin

C.	Gas Supply, Pipeline Capacity and Storage
	(1)	 General
	Prior to the Federal Energy Regulatory Commission's ("FERC") Order No. 636, the interstate pipelines serving Wisconsin Gas were the primary sellers of natural gas to Wisconsin Gas. Order No. 636 required the pipelines to discontinue the sale of gas on a delivered basis. During the transition period prior to the implementation of Order No. 636, Wisconsin Gas gradually assumed responsibility for the acquisition of supply from other sellers in the production areas of North America, as well as the management of transportation and storage capacities to deliver that supply to its market area. On November 1, 1993, Wisconsin Gas commenced full operation and responsibility for its supply and capacity under the requirements of Order
No. 636.

	One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline long-line and storage capacity and for gas supplies. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak days generally occur only a few times each year, so capacity release facilitates higher utilization of capacity and supply during those times when the capacity and supply are not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase that excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, thereby helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. During 1996, Wisconsin Gas was an active participant in the capacity release market

	Operating under Order No. 636, Wisconsin Gas has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold or unseasonably warm weather.

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

	Because of the daily and seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted with ANR and NNG for substantial underground storage capacity, primarily in Michigan. There are no known underground storage formations in Wisconsin capable of commercialization. Storage enables Wisconsin Gas to manage significant changes in daily demand and to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less long-line pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

	Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas, as well as the market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

	Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                                Maximum Daily
                                 (Thousands
           Pipeline               of Therms*)
           -----------          -------------
           ANR
             Mainline                  2,991
             Storage                   4,879
           NNG
             Mainline                  1,093
             Storage                     150
           Viking
             Mainline                     75
           Peaking Facilities             76
                                -------------
           Total                       9,264

*One therm equals 100,000 BTU's

	(3)  Term Gas Supply

	Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with approximately 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of Wisconsin Gas' gas supply expires in any year. Management believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' winter season maximum daily firm total gas supply.

                                       Maximum Daily
                                       (Thousands
                                        of Therms*)
                                       -------------
         Domestic flowing gas               2,370
         Canadian flowing gas               1,498
         Storage withdrawals                5,029

         Total                              8,897
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

	Wisconsin Gas' rates were made subject to a three-year total margin rate cap (through October 1997) based on the rates in effect in November 1994.
The PSCW order also specified margin rate floors for each rate class.
Wisconsin Gas has the ability to raise or lower margin rates within the specified range on a quarterly basis. The rates at December 31, 1996, were $7.5 million below the cap because of annualized rate reductions of $4.5 million and $3.0 million made by the utility in 1995 and 1996, respectively.
On October 10, 1996, the PSCW approved a one-year extension, to November 1, 1998, of the margin cap mechanism.

	Wisconsin Gas' rates contain clauses providing for periodic adjustment, with PSCW approval, to reflect changes in purchased gas costs including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy" and
"Wisconsin Regulatory Matters - Gas Cost Recovery Mechanism"

	(2)  Transition Cost Recovery Policy

	Under Order No. 636, interstate pipelines are permitted to recover certain costs incurred in the transition from the bundled sales service to the unbundled Order No. 636 regime. ANR and NNG have filed to recover transition costs and may file in the future to recover additional transition costs. Wisconsin Gas will bear a portion of such additional costs approved by the FERC. The PSCW has permitted Wisconsin Gas to recover transition costs from customers through its rates.

	In the judgment of management, the incurrence of these transition costs will have no material effect on Wisconsin Gas' operations or financial condition under current PSCW policy. See Note 7a to Notes to Consolidated Financial Statements contained in Exhibit 13, portions of the Company's 1996 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

	(3)  Gas Cost Recovery Mechanism

	In 1996, the PSCW concluded a proceeding in which it determined that it prefers that a performance based gas cost recovery mechanism replace the traditional purchased gas adjustment ("PGA") mechanism. In general, a performance-based gas cost recovery mechanism would establish a targeted gas cost. Depending on the mechanism selected, the utility may be rewarded or penalized based on its gas costs relative to the target. Hearings to consider a performance-based gas cost recovery mechanism for Wisconsin Gas are expected to be scheduled for mid-1997, and it is uncertain whether any changes to the current PGA for Wisconsin Gas will become effective before 1998. It is expected that the performance-based cost gas cost recovery mechanism will apply so long as Wisconsin Gas remains a gas seller.
Management cannot predict what, if any, changes to Wisconsin Gas' PGA the PSCW may order, nor the impact such changes would have.

	(4)  Service Area Expansion

	In recent years, Wisconsin Gas has increased its efforts to obtain regulatory approvals to extend gas service to previously unserved communities and to convert to natural gas potential customers with homes or businesses located near the company's distribution system. Whether or not Wisconsin Gas remains a gas seller, it will continue to distribute gas to customers. In 1996, Wisconsin Gas added over 8,000 new customers. Over the last five years, Wisconsin Gas has added new 52,000 customers

	(5)  Changing Regulatory Environment

	The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. To date, the PSCW has made a policy decision to deregulate gas costs for customer segments with workably competitive market choices. The PSCW has identified numerous issues which must be resolved before its policy can be implemented. A generic proceeding has been instituted during which these issues were aired and decided. The
PSCW is expected to make decisions in this proceeding during the first quarter of 1997. The Company is unable to determine what impact this proceeding may have on Wisconsin Gas' operations or financial position.

E.	Employees

	At December 31, 1996, the energy group had 1,095 full-time active employees.

	2.  MANUFACTURING OF PUMPS AND FLUID PROCESSING AND FILTRATION EQUIPMENT

A.	General

	The Company's manufacturing subsidiaries manufacture pumps and fluid processing and filtration equipment for residential, agricultural and industrial markets world-wide. Manufacturing and assembly activities are conducted in plants in the United States, Australia, Italy, New Zealand, Germany and Mexico.

B.	U.S. Operations

	Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, residential in-line and pool and spa filters, and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, "hot tubs", jetted bathtubs, and fountains. The manufacturing businesses also produce large higher pressure and capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

	Small, high performance pumps, and related fluids-handling products, are used in four primary markets: (1) the food service industry, where gas operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing;
(2) the recreational vehicle and marine markets, where electric motor driven pumps are used for a variety of applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other applications including marine engine cooling, and marine wash down, bilge and live well pumping; (3) industrial markets, where applications are concentrated in the soil extraction market for use in carpet cleaning machines, agricultural markets for spraying agricultural pesticides and fertilizers, firefighting markets, and general industrial applications requiring fluid handling; and (4) the water purification industry, where electric motor driven pumps are used to pressurize reverse osmosis systems and for water transfer

	Sales of pumps and water processing equipment are somewhat related to the seasons of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors.
The Company believes it is a leading producer of pumps for private water systems and swimming pools and spas, and for the food service, recreational vehicle, agricultural spraying, and marine engine cooling markets.
Management believes the Company also ranks among the larger producers of pool and spa filters, submersible turbine pumps and pumps for firefighting. Major brand names under trademarks include "Sta-Rite", "Berkeley", "SHURflo", "Flotec", "AquaTools", "Hydro-Flow", "FoamPro", "Onga", "Hypro", "Sherwood", "SherTech", "Teel" and "Nocchi".

	Domestic pumps and water products are sold and serviced primarily through a network of independent distributors, dealers, retailers and manufacturers' representatives serving the well drilling, hardware, plumbing, pump installing, irrigation, pool and spa, food service, recreational vehicle, marine, industrial, commercial and do-it-yourself markets. Sales are also made on a private brand basis to large customers in all water products markets and to original equipment manufacturers.

	Backlog of orders for pumps and water products is not a significant indicator of future sales.

C.	International Operations

	International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on six continents. Foreign manufacturing is carried out by German, Australian, New Zealand, Italian and Mexican subsidiaries. The products sold in the international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets.
Product distribution channels are similar to those for domestic markets. Non-domestic operating revenues, including exports, were 34% of 1996 manufacturing group sales.

D.	Raw Materials and Patents

	Raw materials essential to the manufacturing operations are available from various established sources in the United States and overseas. The principal raw materials needed for production of the Company's primary lines of products include cast iron, aluminum and bronze castings for pumps;
copper wire, steel and aluminum for motors; stainless and carbon sheet steel, bar steel and tubing; plastic resins for injection molded components; and powdered metal components. The manufacturing units also purchase from third party suppliers completely assembled electric motors, plastic molded parts, elastomers for valves and diaphragms, components for electric motors, stamped and die- cast metal parts, and hardware and electrical components. Although the manufacturing subsidiaries own a number of patents and hold licenses for manufacturing rights under other patents, no one patent or group of patents is critical to the success of the manufacturing businesses as a whole

E.	Employees

	At December 31, 1996, the manufacturing group had 2,380 full time active employees.

Item 2.  PROPERTIES

(a)	Capital Expenditures

	The Company's capital expenditures for the year ended December 31, 1996, totaled $51.7 million. Retirements during this period totaled $10.3 million. Except as discussed under "Legal Proceedings", the Company does not expect to make any material capital expenditures for environmental control facilities in 1997.

(b)	Energy

	Wisconsin Gas owns a distribution system which, on December 31, 1996, included approximately 8,500 miles of distribution and transmission mains, 427,300 services and 515,700 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas also owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

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

(c)	Manufacturing of Pumps, Fluid Processing and Filtration Equipment

	The manufacturing group has 13 manufacturing facilities located in California (3), Minnesota, Nebraska, Wisconsin (2), Germany, Australia, Italy (2), New Zealand and Mexico. These plants contain a total of approximately 1,298,000 square feet of floor space. Consolidations to be completed in 1997 will reduce the number of manufacturing facilities to 12. The Company through its manufacturing business also owns or leases ten sales/distribution facilities in the United States, five in Australia, two in England, and one each in Canada, France, Italy, Mexico, Russia, New Zealand and Singapore

Item 3.  LEGAL PROCEEDINGS

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

	The manufacturing subsidiaries are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The Company has established accruals for all environmental contingencies of which management is aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for remediation at specified sites, and
(d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain, and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies described above will not be material to the Company's financial position or results of operations.

	Set forth below are descriptions of several of the environmental matters involving the manufacturing subsidiaries.

	In July 1994, Sta-Rite was notified by the WDNR that the WDNR believes solvents used at a manufacturing site previously operated by Sta-Rite have migrated and contributed to the contamination of a Deerfield, Wisconsin municipal well, serving Deerfield residents, and surrounding property. In August, 1995 the WDNR issued an order to investigate, restore and repair the natural resources located in Deerfield. The order was withdrawn on November
6, 1996. Although the Village of Deerfield has brought suit against Sta-Rite, alleging damages of $500,000 for a new well, management believes that the resolution of this matter will not have a material adverse effect upon its financial condition or results of operations. However, there is a possibility that costs in excess of the amount reserved may be incurred in the future.

	In addition to the matters involving the manufacturing subsidiaries, Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants that are of environmental concern. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas has engaged an environmental consultant to help determine the nature and extent of the contamination at these sites. Based on the test results obtained and the possible remediation alternatives available, the Company has estimated that cleanup costs could range from $22 million to $75 million. As of December 31, 1996, the Company has accrued $36.2 million for future cleanup costs. These estimates are based on current undiscounted costs. It should also be noted that the numerous assumptions such as the type and extent of contamination, available remediation techniques, and regulatory requirements which are used in developing these estimates are subject to change as new information becomes available. Any such changes in assumptions could have a significant impact on the potential liability. Due to anticipated regulatory treatment, changes in the recorded liability do not immediately impact net income.

	The WDNR issued a Probable Responsible Party letter to Wisconsin Gas for these two sites in September, 1994. Following receipt of this letter, Wisconsin Gas and the WDNR held an initial meeting to discuss the sites. At the meeting it was agreed that Wisconsin Gas would prepare a remedial action options report from which it would select specific remedial actions for recommendation to the WDNR. During the last several years, Wisconsin Gas has gathered additional environmental data regarding these two sites, held extensive discussions concerning remedial options with current land owners and solicited information from environmental consulting and remediation firms on technology and approaches that would best suit the sites. The efforts were directed toward preparing a remedial action options report and recommendations for presentation to the WDNR in 1997. Once such a plan is approved, initial remediation work will begin. Expenditures over the next three years are expected to total approximately $10 million. Although most of the work and costs are expected to be incurred in the first few years of the plan, monitoring of sites and other necessary actions may be undertaken for up to 30 years.

	In March 1994, Wisconsin Gas commenced suit against nine insurance carriers seeking a declaratory judgment regarding insurance coverage for the two sites. Settlements were reached with each of the carriers during 1994. Additional insurance recoveries for small amounts were achieved in 1996. Wisconsin Gas expects full rate recovery of incurred remediation costs, less amounts recovered from insurance carriers. If the amount recovered from the insurance carriers is insufficient to remediate both sites, expenditures not recovered are expected to be allowed full recovery (other than for carrying costs) in rates based upon recent PSCW orders. Accordingly, a regulatory asset has been recorded for the accrued cost. Certain related investigation costs incurred to date are currently being recovered in utility rates. However, any incurred costs not yet recovered in rates are not allowed by the PSCW to earn a return

	On February 21, 1997, Wisconsin Gas was named by the defendant in an environmental cleanup lawsuit as a co-defendant. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. Wisconsin Gas believes it is not the source of the contaminated wood chips and intends to vigorously defend the suit. Although the Company is unable to predict the outcome of the litigation, management believes that amounts recovered from its insurance carriers or through rate recovery will be sufficient to cover any such liability.

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

	See Note 7c to Notes to Consolidated Financial Statements contained in
Exhibit 13, portions of the Company's 1996 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

	The following sets forth the names and ages of, and the offices held by, the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders in April.


          Name              Age                 Offices Held
-------------------------- -----  --------------------------------------
George E. Wardeberg          61   President and Chief Executive Officer
                                  of the Company and WICOR Industries, and Chairman of Wisconsin Gas, Sta-Rite,
                                  SHURflo, Hypro, WICOR Energy and FieldTech

Thomas F. Schrader           47   Vice President of the Company and
                                  President and Chief Executive Officer of
                                  Wisconsin Gas, WICOR Energy and FieldTech

James C. Donnelly            51   Vice President of the Company and
                                  President and Chief Executive Officer of
                                  Sta-Rite

Joseph P. Wenzler            55   Vice President, Treasurer and Chief
                                  Financial Officer of the Company and WICOR
                                  Industries; Vice President and Chief
                                  Financial Officer of Wisconsin Gas;
                                  Treasurer and Secretary of SHURflo and
                                  Hypro; and Vice President and Treasurer
                                  of WICOR Energy and FieldTech

Robert A. Nuernberg          57   Secretary of the Company, WICOR Energy
                                  Services and FieldTech; and Vice
                                  President-Corporate Relations and
                                  Secretary of Wisconsin Gas

	Each of the executive officers has held his position for more than five years, except as follows:

	Mr. Wardeberg was elected to his current positions effective February 1, 1994. Prior thereto, he was President and Chief Operating Officer of the Company and Vice Chairman and Chief Executive Officer of Sta-Rite from 1992 to 1994; Vice Chairman of Wisconsin Gas and SHURflo from 1993 to 1994; and Vice President-Water Systems of Sta-Rite from 1989 to 1992. Previously, he was Vice Chairman and Chief Operating Officer of Whirlpool Corporation.

	Mr. Donnelly was elected President and Chief Executive Officer of Sta-Rite in 1994. He has been a Vice President of the Company since 1987. Previously, he served as President and Chief Operating Officer of Sta-Rite from 1992 to 1994, and as Vice President, Treasurer and Chief Financial Officer of the Company and Wisconsin Gas from 1990 to 1992

	Mr. Wenzler was elected Vice President, Treasurer and Chief Financial Officer of the Company and Vice President and Chief Financial Officer of Wisconsin Gas in 1992 and as Treasurer and Secretary of SHURflo in 1993. Previously, he served as Vice President of the Company and President and Chief Executive Officer of Sta-Rite from 1990 to 1992.

	Each of the executive officers assumed their positions with Hypro in July, 1995, when Hypro was acquired, with WICOR Energy in March, 1995, when that company was formed and with FieldTech in October, 1996, when that company was formed

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

	The Company's common stock and the associated common stock purchase rights (which do not currently trade independently of the common stock) are traded on the New York Stock Exchange. For information regarding the high and low sales prices for the Company's common stock and dividends paid per share in each quarter of 1996 and 1995, see the section entitled "Investor Information" set forth in the Company's 1996 Annual Report to Shareholders. That section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

	At December 31, 1996, there were 23,339 holders of record of WICOR common stock.

	The Company's ability to pay dividends is dependent to a great extent on the ability of its subsidiaries to pay dividends. The Wisconsin Business Corporation Law and the indentures and agreements under which debt of the Company and its subsidiaries is outstanding each contain certain restrictions on the payment of dividends on common stock by the Company's subsidiaries. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, portions of the Company's 1996 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

	By order of the PSCW, Wisconsin Gas is generally permitted to pay dividends up to the amount projected in its rate case ($16 million). Wisconsin Gas may pay dividends in excess of $16 million so long as the payment will not cause its equity ratio to fall below 48.43%. If payment of projected dividends would cause its 13-month average common equity ratio to fall below 43% of total capitalization (including short-term debt), or if payment of additional dividends would cause its common equity ratio to fall below 48.43%, Wisconsin Gas must obtain PSCW approval to pay such dividends. Wisconsin Gas has projected the payment of $21.5 million of dividends to the Company during the 12 months ending October 31, 1997. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, portions of the Company's 1996 Annual Report to Shareholders, which note is hereby incorporated herein by reference. For the year ended December 31, 1996, Wisconsin Gas' average common equity level was 53.3%.

	In addition, $5.6 million of Sta-Rite's net assets at December 31, 1996, plus 50% of Sta-Rite's future earnings, are available for dividends to the Company. See Note 6 of Notes to Consolidated Financial Statements contained in Exhibit 13, portions of the Company's 1996 Annual Report to Shareholders, which note is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

	Reference is made to the section entitled "Selected Financial Data" set forth in the Company's 1996 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference

Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
	   OPERATIONS AND FINANCIAL CONDITION

	Reference is made to the section entitled "Financial Review" set forth in the Company's 1996 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Reference is made to the Company's consolidated balance sheets and consolidated statements of capitalization as of December 31, 1996 and 1995, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1996, together with the report of independent public accountants dated January 27, 1997, all appearing in Exhibit 13, portions of the Company's 1996 Annual Report to Shareholders, which is hereby incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE

	There has been no change in or disagreement with the Company's independent public accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported pursuant to this item.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 13, 1997, which is hereby incorporated herein by reference, for the names, ages, business experience and other information regarding directors and nominees for election as directors of the Company. See "Executive Officers of the Registrant" included in Part I hereof for information regarding executive officers of the Company.

Item	11.  EXECUTIVE COMPENSATION

	Reference is made to "Executive Compensation" included in the WICOR proxy statement dated March 13, 1997, which is hereby incorporated herein by reference, for information on compensation of executive officers of the Company; provided, however, that the subsections entitled "Board Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Information" shall not be deemed to be incorporated herein by reference.

Item	12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Reference is made to "Security Ownership of Management and Certain Beneficial Owners" included in the WICOR proxy statement dated March 13, 1997, which is hereby incorporated herein by reference, for information regarding voting securities of the Company beneficially owned by its directors and officers and certain other beneficial owners.

Item	13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Reference is made to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 13, 1997, which is hereby incorporated herein by reference, for the information required to be disclosed under this item

                                   PART IV

Item	14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form
10-K:

	1.	All Financial Statements.  The Company's consolidated balance sheets and statements of capitalization as of December 31, 1996 and 1995, and the related consolidated statements of income, common equity and cash flow for each of the three years in the period ended December 31, 1996, together with the report of independent public accountants dated January 27, 1997, included in Exhibit 13, portions of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

	2.	Financial statement schedules.

		Schedule III --	Condensed Statements of Income, Retained Earnings
and Cash Flows (Parent Company Only) for the
Years Ended December 31, 1996, 1995 and 1994;
Condensed Balance Sheets (Parent Company Only) as of December 31, 1996 and 1995; Notes to Parent
Company Only Financial Statements.

	Financial statement schedules other than those referred to above have been omitted as not applicable or not required.

	3.	Exhibits

    3.1	WICOR, Inc. Restated Articles of Incorporation, as amended
(incorporated by reference to Exhibit 3.1 to the Company's
Form 10-K Annual Report for 1992).

    3.2	WICOR, Inc. By-laws, as amended (incorporated by reference to
Exhibit 3.3 to the Company's Form 10-K Annual Report for
1994).

    4.1	Indenture of Mortgage and Deed of Trust dated as of November 1,
1950, between Milwaukee Gas Light Company and Mellon
National Bank and Trust Company and D. A. Hazlett, Trustees
(incorporated by reference to Exhibit 7-E to Milwaukee Gas
Light Company's Registration Statement No. 2-8631).

    4.2	Bond Purchase Agreement dated December 31, 1981, between Wisconsin
Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate
Series due 2002 (incorporated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3 Registration Statement
No. 33-43729).

    4.3	Indenture dated as of September 1, 1990, between Wisconsin Gas
Company and First Wisconsin Trust Company, Trustee
(incorporated by reference to Exhibit 4.11 to Wisconsin Gas
Company's Form S-3 Registration Statement No. 33-36639).

    4.4	Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998
(incorporated by reference to Exhibit 4.1 to Wisconsin Gas
Company's Form 8-K Current Report dated November 19, 1991).

    4.5	Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for
September, 1993).

    4.6	Officers' Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company's 6-3/8% Notes due
2005(incorporated by reference to Exhibit 4 to Wisconsin Gas
Company's Form 8-K Current Report dated November 7, 1995).

    4.7	Revolving Credit Agreement, dated as of March 29, 1993, among
Wisconsin Gas Company and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall
& Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993)

    4.8	Revolving Credit Agreement, dated as of March 29, 1993, among Sta-
Rite Industries, Inc. and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall
& Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

    4.9	Revolving Credit Agreement, dated as of March 29, 1993, among
WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee,
N.A., Harris Trust & Savings Bank, M&I Marshall & Ilsley
Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

4.10 Extension of Revolving Credit Agreement, dated as of March 10, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A.,
Harris Trust & Saving Bank, M&I Marshall & Ilsley Bank and Citibank,
N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 28, 1995).

    4.11	Extension of Revolving Credit Agreement, dated as of March 10,
1995, among Wisconsin Gas Company and Citibank, N.A.,
Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall and Ilsley Bank and Citibank, N.A., as
Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated April 28,
1995).

    4.12	Extension of Revolving Credit Agreement, dated as of March 10,
1995, among Sta-Rite and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris Trust and Savings Bank and M&I
Marshall and Ilsley Bank and Citibank, N.A., as Agent
(incorporated by reference to Exhibit 4.3 to the Company's
Quarterly Report on Form 10-Q dated April 28, 1995).

    4.13	Rights Agreement dated as of August 29, 1989, between WICOR, Inc.
and Manufacturers Hanover Trust Company, Rights Agent
(incorporated by reference to Exhibit 4 to the Company's
Form 8-K Current Report for August, 1989).

    4.14	Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO
Bank, N.V., Wisconsin Gas Company Employees' Savings Plans
Trust and WICOR, Inc. (incorporated by reference to Exhibit
4.1 to the Company's quarterly report on Form 10-Q dated
April 26, 1996).

    4.15	Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V.

    4.16	First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master
Savings Trust (formerly the Wisconsin Gas Company
Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO
Bank, N.V

    4.17	Revolving Credit Agreement Amendment, effective July 12, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris 	Trust and Savings Bank, M&I
Marshall and Ilsley Bank and Citibank, N.A., as Agent
(incorporated by reference to Exhibit 4.4 to the Company's
Quarterly Report on Form 10-Q dated October 25, 1995).

    4.18	Credit Agreement, dated as of July 18, 1995, among HC 1995
Acquisition, Inc. (n/k/a Hypro Corporation) and Citibank,
N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings
Bank and M&I Marshall & Ilsley Bank and Citibank, N.A. as
Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated July 31,
1995).

    4.19	Loan Agreement Amendment effective July 11, 1996, by and among
Hypro Corporation and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris Trust and Savings Bank and M&I
Marshall & Ilsley Bank and Citibank, N.A. as Agent
(incorporated by reference to Exhibit 4.1 to the Company's
Quarterly Report on Form 10-Q dated July 30, 1996).

    4.20	Securities Loan Agreement, effective June 22, 1996, among Citibank,
N.A. and Sta-Rite Industries, Inc. (incorporated by
reference to Exhibit 4.2 to the Company's Quarterly Report
on Form 10-Q dated July 30, 1996).

    10.1	Service Agreement dated as of June 1, 1994, among WICOR, Inc.,
Wisconsin Gas Company, Sta-Rite Industries, Inc., WEXCO of
Delaware, Inc. and SHURflo Pump Manufacturing Co.
(incorporated by reference Exhibit 10.1 to the Company's
Form 10-K Annual Report for 1995).

    10.2	Endorsement of Hypro Corporation dated as of July 19, 1995, to
Service Agreement among WICOR, Inc., Wisconsin Gas Company,
Sta-Rite Industries, Inc. and WEXCO of Delaware, Inc.
(incorporated by reference to Exhibit 10.2 to the Company's
Form 10-K Annual Report for 1995)

    10.3#	WICOR, Inc. 1987 Stock Option Plan, as amended
(incorporated by reference to Exhibit 4.1 to the Company's
Form S-8 Registration Statement No. 33-67134).

    10.4#	Forms of nonstatutory stock option agreement used in
connection with the WICOR, Inc. 1987 Stock Option Plan
(incorporated by reference to Exhibit 10.20 to the Company's Form 10-K Annual Report for 1991).

    10.5#	WICOR, Inc. 1992 Director Stock Option Plan (incorporated
by reference to Exhibit 4.1 to the Company's Form S-8
Registration Statement No. 33-67132).

    10.6#	Form of nonstatutory stock option agreement used in
connection with the WICOR, Inc. 1992 Director Stock Option
Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-67132).

    10.7#	WICOR, Inc. 1994 Long-Term Performance Plan (incorporated
by reference to Exhibit 4.1 to the Company's Form S-8
Registration Statement No. 33-55755).

    10.8#	Form of nonstatutory stock option agreement used in
connection with the WICOR, Inc. 1994 Long-Term Performance
Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement No. 33-55755).

    10.9#	Form of restricted stock agreement used in connection with
the WICOR, Inc. 1994 Long-Term Performance Plan
(incorporated by reference to Exhibit 4.3 to the Company's
Form S-8 Registration Statement No. 33-55755).

    10.10#	WICOR, Inc. 1997 Officers' Incentive Compensation Plan.

    10.11#	Wisconsin Gas Company Principal Officers' Supplemental
Retirement Income Program (incorporated by reference to
Exhibit 10.8 to the Company's Form 10-K Annual Report for
1993).

    10.12#	Wisconsin Gas Company 1997 Officers' Incentive Compensation
Plan.

    10.13#	Wisconsin Gas Company Group Travel Accident Plan
(incorporated by reference to Exhibit 10.24 to the Company's Form 10-K Annual Report for 1992).

    10.14#	Form of Deferred Compensation Agreements between Wisconsin
Gas Company and certain of its executive officers
(incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for 1990).

    10.15#	Sta-Rite Industries, Inc. 1997 Officers' Incentive
Compensation Plan.

    10.16#	Sta-Rite Industries, Inc. Group Travel Accident Plan
(incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual Report for 1992)

    10.17#	WICOR, Inc. Retirement Plan for Directors, as amended
(incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for 1992).

    13	Portions of the WICOR, Inc. 1996 Annual Report to Shareholders.

    21	Subsidiaries of WICOR, Inc.
    23	Consent of independent public accountants.
    27	Financial Data Schedule. (EDGAR version only)
    99	WICOR, Inc. proxy statement dated March 13, 1997.  (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange
Commission as part of this Form 10-K.)

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

(b)	Reports on Form 8-K.
	No Current Report on Form 8-K was filed during the fourth quarter of 1996.

                                      SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WICOR, Inc.


Date:  March 13, 1997   By         JOSEPH P. WENZLER
                                   Joseph P. Wenzler
                                   Vice President, Treasurer, and
                                   Chief Financial Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the succeeding pages by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                WICOR, Inc.

       Signature                      Title                        Date
-----------------------     --------------------------------  --------------

GEORGE E. WARDEBERG
George E. Wardeberg         President, Chief Executive        March 13, 1997
                            Officer and Director
                            (Principal Executive Officer)

JOSEPH P. WENZLER
Joseph P. Wenzler           Vice President, Treasurer         March 13, 1997
                            and Chief Financial Officer
                            (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)

WENDELL F. BUECHE           Director                          March 13, 1997
Wendell F. Bueche

WILLIE D. DAVIS             Director                          March 13, 1997
Willie D. Davis

JERE D. MCGAFFEY            Director                          March 13, 1997
Jere D. McGaffey

DANIEL F. MCKEITHAN, JR.    Director                          March 13, 1997
Daniel F. McKeithan, Jr.

GUY A. OSBORN               Director                          March 13, 1997
Guy A. Osborn

THOMAS F. SCHRADER          Director                          March 13, 1997
Thomas F. Schrader

STUART W. TISDALE           Director                          March 13, 1997
Stuart W. Tisdale

ESSIE M. WHITELAW           Director                          March 13, 1997
Essie M. Whitelaw

WILLIE B. WINTER            Director                          March 13, 1997
William B. Winter

                    Schedule III - Condensed
               Parent Company Financial Statements

                            WICOR, INC.
                        (Parent Company Only)
                         Statement of Income


                                             Year Ended December 31,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
                                             (Thousands of Dollars)
Income:
  Equity in income of subsidiaries
    after dividends                    $  19,023   $  16,052   $  10,154

  Cash dividends from subsidiaries        28,044      23,000      23,000

  Interest income and other                  722       2,237         373
                                       ----------  ----------  ----------
                                          47,789      41,289      33,527
                                       ----------  ----------  ----------
Expenses:
  Operating (Supplemental Note C)            868       1,120         455
  Interest                                    62         275         163
                                       ----------  ----------  ----------
                                             930       1,395         618
                                       ----------  ----------  ----------

Income Before Parent
  Company Income Taxes                    46,859      39,894      32,909
Income Taxes                                  88         367        (265)
                                       ----------  ----------  ----------

Net Income                             $  46,771   $  39,527   $  33,174
                                       ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                              Schedule III - Condensed
                         Parent Company Financial Statements (continued)

                                      WICOR, INC.
                                (Parent Company Only)
                                    Balance Sheet
                                            As of December 31,
                                          ----------------------
             (Thousands of Dollars)          1996        1995
Assets                                    ----------  ----------
------
Current Assets:
  Cash and cash equivalents               $   1,458   $   4,416
  Intercompany receivable,
    net (Supplemental Note B)                12,012      13,754
  Other                                          51          76
                                          ----------  ----------
                                             13,521      18,246
                                          ----------  ----------
Investment in Subsidiaries, at equity       360,047     337,241
                                          ----------  ----------

Deferred Income Taxes                           186         192
Deferred Charges and Other                    1,426         578
                                          ----------  ----------
                                          $ 375,180   $ 356,257
                                          ==========  ==========
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Income taxes payable                    $     511   $   5,020
  Other                                         650         161
                                          ----------  ----------
                                              1,161       5,181
                                          ----------  ----------

Deferred Credits                              1,160         620
                                          ----------  ----------
Capitalization:
  ESOP loan guarantee(Supplemental Note D)    4,407       5,315
                                          ----------  ----------
  Common equity:
    Common stock, $1 par value,
     authorized 60,000,000 shares;
     outstanding 18,237,000 and 16,918,000
     shares, respectively                    18,407      18,237
    Other paid-in-capital                   224,041     219,133
    Retained earnings                       129,777     113,491
    Cumulative translation adjustment         1,349        (125)
    Unearned compensation
     (Supplemental Note D)                   (5,122)     (5,595)
                                          ----------  ----------
      Total common equity                   368,452     345,141
                                          ----------  ----------
                                          $ 375,180   $ 356,257
                                          ==========  ==========
The accompanying notes are an integral part of these statements.

                         Schedule III - Condensed
                Parent Company Only Financial Statements (continued)

                                      WICOR, INC.
                               Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents

                                             Year Ended December 31,
(Thousands of Dollars)                  ----------------------------------
                                           1996        1995        1994
Operations-                             ----------  ----------  ----------
  Net income                            $  46,771   $  39,527   $  33,174
  Adjustments to reconcile net income to
   net cash flows:
    Equity in (income) losses of
      subsidiaries                        (19,023)    (16,052)    (10,154)
    Change in deferred income taxes             6          12         (58)
    Change in intercompany receivables      1,742     (11,715)        123
    Change in income taxes payable         (4,509)        597       1,548
    Change in other current assets             25           3          33
    Change in other current liabilities       489          62        (254)
    Change in other non-current assets and
      liabilities                            (719)     (1,149)       (843)
                                        ----------  ----------  ----------
                                           24,782      11,285      23,569
                                        ----------  ----------  ----------
Investment Activities-
  Investments in subsidiaries                (600)    (37,875)     (5,000)
  Proceeds from sale of assets                  -       5,099           -
                                        ----------  ----------  ----------
                                             (600)    (32,776)     (5,000)
                                        ----------  ----------  ----------
Financing Activities-
  Issuance of common stock                  3,345      40,285      10,649
   Dividends paid on common stock, less
    amounts reinvested                    (30,485)    (27,454)    (23,247)
                                        ----------  ----------  ----------
                                          (27,140)     12,831     (12,598)
                                        ----------  ----------  ----------

Change in Cash and Cash Equivalents        (2,958)     (8,660)      5,971
Cash and Cash Equivalents at Beginning
  of Year                                   4,416      13,076       7,105
                                        ----------  ----------  ----------
Cash and Cash Equivalents at End of Yr  $   1,458   $   4,416   $  13,076
                                        ==========  ==========  ==========

Supplemental Disclosure
Cash paid (received) during the yr for:
  Interest paid                         $       1   $       -   $       -
  Income taxes paid                     $     202   $   1,525   $  (4,440)

The accompanying notes are an integral part of these statements.

                         Schedule III - Condensed
                 Parent Company Financial Statements (continued)

                                WICOR, INC.
                           (Parent Company Only)
                       Statement of Retained Earnings



                                             Year Ended December 31,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
                                             (Thousands of Dollars)

Balance - Beginning of Year            $ 113,491   $ 101,418   $  94,643
  Add:
    Net income                            46,771      39,527      33,174
                                       ----------  ----------  ----------
                                         160,262     140,945     127,817

  Deduct:
    Cash dividends on common stock        30,485      27,454      26,399
                                       ----------  ----------  ----------
Balance - End of Year                  $ 129,777   $ 113,491   $ 101,418
                                       ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

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


C.	During 1996, 1995 and 1994, the parent company allocated certain administrative and operating expenses to its subsidiaries using an allocation method approved by the Public Service Commission of
Wisconsin:


   1996	   1995	   1994
                                        ---------- ---------- ----------

Administrative and operating expenses
  allocated to subsidiaries             $2,579,000 $2,409,000 $2,452,000
                                        ========== ========== ==========


D.	In November 1991, WICOR, Inc. established an Employee Stock
Ownership Plan (ESOP) covering non-union employees of Wisconsin Gas Company. Because the parent company has guaranteed the loan, the unpaid balance is shown as a liability on the balance sheet with a like amount of unearned compensation recorded as a reduction of stockholders' equity.

The ESOP trustee is repaying the $10 million loan with dividends paid on the shares of WICOR, Inc. common stock in the ESOP and with Wisconsin Gas Company contributions to the ESOP.

                                INDEX to Exhibits
    3.1	WICOR, Inc. Restated Articles of Incorporation, as amended
(incorporated by reference to Exhibit 3.1 to the Company's
Form 10-K Annual Report for 1992).

    3.2	WICOR, Inc. By-laws, as amended (incorporated by reference to
Exhibit 3.3 to the Company's Form 10-K Annual Report for
1994).

    4.1	Indenture of Mortgage and Deed of Trust dated as of November 1,
1950, between Milwaukee Gas Light Company and Mellon
National Bank and Trust Company and D. A. Hazlett, Trustees
(incorporated by reference to Exhibit 7-E to Milwaukee Gas
Light Company's Registration Statement No. 2-8631).

    4.2	Bond Purchase Agreement dated December 31, 1981, between Wisconsin
Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate
Series due 2002 (incorporated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3 Registration Statement
No. 33-43729).

    4.3	Indenture dated as of September 1, 1990, between Wisconsin Gas
Company and First Wisconsin Trust Company, Trustee
(incorporated by reference to Exhibit 4.11 to Wisconsin Gas
Company's Form S-3 Registration Statement No. 33-36639).

    4.4	Officers' Certificate, dated as of November 19, 1991, setting forth the terms of Wisconsin Gas Company's 7-1/2% Notes due 1998
(incorporated by reference to Exhibit 4.1 to Wisconsin Gas
Company's Form 8-K Current Report dated November 19, 1991).

    4.5	Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due
2013 (incorporated by reference to Exhibit 4.1 to Wisconsin
Gas Company's Form 8-K Current Report for September, 1993).

    4.6	Officers' Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company's 6-3/8% Notes due
2005(incorporated by reference to Exhibit 4 to Wisconsin Gas
Company's Form 8-K Current Report dated November 7, 1995).

    4.7	Revolving Credit Agreement, dated as of March 29, 1993, among
Wisconsin Gas Company and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall
& Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

    4.8	Revolving Credit Agreement, dated as of March 29, 1993, among Sta-
Rite Industries, Inc. and Citibank, N.A., Firstar Bank
Milwaukee, N.A., Harris Trust & Savings Bank, M&I Marshall
& Ilsley Bank and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated as of August 9, 1993).

    4.9	Revolving Credit Agreement, dated as of March 29, 1993, among WICOR,
Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A.,
Harris Trust & Savings Bank, M&I Marshall & Ilsley Bank and
Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-
Q dated as of August 9, 1993).

4.10 Extension of Revolving Credit Agreement, dated as of March 10, 1995, among WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee, N.A.,
Harris Trust & Saving Bank, M&I Marshall & Ilsley Bank and Citibank,
N.A., as Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 28, 1995)

    4.11	Extension of Revolving Credit Agreement, dated as of March 10, 1995, among Wisconsin Gas Company and Citibank, N.A., Firstar
Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I
Marshall and Ilsley Bank and Citibank, N.A., as Agent
(incorporated by reference to Exhibit 4.2 to the Company's
Quarterly Report on Form 10-Q dated April 28, 1995).

    4.12	Extension of Revolving Credit Agreement, dated as of March 10, 1995, among Sta-Rite and Citibank, N.A., Firstar Bank Milwaukee,
N.A., Harris Trust and Savings Bank and M&I Marshall and
Ilsley Bank and Citibank, N.A., as Agent (incorporated by
reference to Exhibit 4.3 to the Company's Quarterly Report
on Form 10-Q dated April 28, 1995).

    4.13	Rights Agreement dated as of August 29, 1989, between WICOR, Inc.
and Manufacturers Hanover Trust Company, Rights Agent
(incorporated by reference to Exhibit 4 to the Company's
Form 8-K Current Report for August, 1989).

    4.14	Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO
Bank, N.V., Wisconsin Gas Company Employees' Savings Plans
Trust and WICOR, Inc. (incorporated by reference to Exhibit
4.1 to the Company's quarterly report on Form 10-Q dated
April 26, 1996).

    4.15*	Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V.

    4.16*	First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master
Savings Trust (formerly the Wisconsin Gas Company
Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO
Bank, N.V.

    4.17	Revolving Credit Agreement Amendment, effective July 12, 1995, among
WICOR, Inc. and Citibank, N.A., Firstar Bank Milwaukee,
N.A., Harris 	Trust and Savings Bank, M&I Marshall and
Ilsley Bank and Citibank, N.A., as Agent (incorporated by
reference to Exhibit 4.4 to the Company's Quarterly Report
on Form 10-Q dated October 25, 1995).

    4.18	Credit Agreement, dated as of July 18, 1995, among HC 1995
Acquisition, Inc. (n/k/a Hypro Corporation) and Citibank,
N.A., Firstar Bank Milwaukee, N.A., Harris Trust and Savings
Bank and M&I Marshall & Ilsley Bank and Citibank, N.A. as
Agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated July 31,
1995).

    4.19	Loan Agreement Amendment effective July 11, 1996, by and among Hypro
Corporation and Citibank, N.A., Firstar Bank Milwaukee,
N.A., Harris Trust and Savings Bank and M&I Marshall &
Ilsley Bank and Citibank, N.A. as Agent (incorporated by
reference to Exhibit 4.1 to the Company's Quarterly Report
on Form 10-Q dated July 30, 1996).

    4.20	Securities Loan Agreement, effective June 22, 1996, among Citibank,
N.A. and Sta-Rite Industries, Inc. (incorporated by
reference to Exhibit 4.2 to the Company's Quarterly Report
on Form 10-Q dated July 30, 1996).

10.1 Service Agreement dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., WEXCO of Delaware, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference
Exhibit 10.1 to the Company's Form 10-K Annual Report for 1995)

    10.2	Endorsement of Hypro Corporation dated as of July 19, 1995, to
Service Agreement among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc. and WEXCO of Delaware, Inc. (incorporated by reference to
Exhibit 10.2 to the Company's Form 10-K Annual Report for 1995).

    10.3#	WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8
Registration Statement No. 33-67134).

    10.4#	Forms of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by
reference to Exhibit 10.20 to the Company's Form 10-K
Annual Report for 1991).

    10.5#	WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8
Registration Statement No. 33-67132).

    10.6#	Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1992 Director Stock Option Plan
(incorporated by reference to Exhibit 4.2 to the Company's
Form S-8 Registration Statement No. 33-67132).

    10.7#	WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8
Registration Statement No. 33-55755).

    10.8#	Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan
(incorporated by reference to Exhibit 4.2 to the Company's
Form S-8 Registration Statement No. 33-55755).

    10.9#	Form of restricted stock agreement used in connection with the
WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8
Registration Statement No. 33-55755).

    10.10#*	WICOR, Inc. 1997 Officers' Incentive Compensation Plan.

    10.11#	Wisconsin Gas Company Principal Officers' Supplemental
Retirement Income Program (incorporated by reference to
Exhibit 10.8 to the Company's Form 10-K Annual Report for
1993).

    10.12#*	Wisconsin Gas Company 1997 Officers' Incentive Compensation
Plan.

    10.13#	Wisconsin Gas Company Group Travel Accident Plan
(incorporated by reference to Exhibit 10.24 to the Company's Form 10-K Annual Report for 1992).

    10.14#	Form of Deferred Compensation Agreements between Wisconsin
Gas Company and certain of its executive officers
(incorporated by reference to Exhibit 10.30 to the Company's Form 10-K Annual Report for 1990).

    10.15#*	Sta-Rite Industries, Inc. 1997 Officers' Incentive
Compensation Plan.

    10.16#	Sta-Rite Industries, Inc. Group Travel Accident Plan
(incorporated by reference to Exhibit 10.28 to the Company's Form 10-K Annual Report for 1992).

    10.17#	WICOR, Inc. Retirement Plan for Directors, as amended
(incorporated by reference to Exhibit 10.29 to the Company's Form 10-K Annual Report for 1992).

    13*	Portions of the WICOR, Inc. 1996 Annual Report to Shareholders.

    21*	Subsidiaries of WICOR, Inc.

    23*	Consent of independent public accountants.

    27*	Financial Data Schedule. (EDGAR version only)

    99*	WICOR, Inc. proxy statement dated March 13, 1997.  (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange
Commission as part of this Form 10-K.)

*  Indicates document filed herewith.

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.