Form 10-Q
period 1997-03-31
WICOR INC
filed 1997-05-01
CIK 314890

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10 - Q

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended March 31, 1997
                               or
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
           For the transition period from          to

                   Commission file number 1-7951

                               WICOR,  Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              Wisconsin                            39-1346701
   -------------------------------           --------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)


         626 East Wisconsin Avenue,
         Post Office Box 334,
         Milwaukee, Wisconsin                          53201
 ---------------------------------------            ----------
 (Address of principal executive office)            (Zip Code)


(414)  291-7026
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

                     Yes   /X/    No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                           Outstanding at April 24, 1997
--------------------------                 -----------------------------
Common Stock, $1 Par Value                           18,414,309

                               INTRODUCTION

WICOR, Inc. ("WICOR" or the "Company") is a diversified holding company with two principal business groups: an energy group responsible for natural gas distribution and related services, and a manufacturing group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through its subsidiary, Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. Through several nonutility subsidiaries, the Company also engages in the manufacture and sale of pumps and processing equipment. The Company's manufactured products primarily have water system, pool and spa, agricultural, RV/marine and beverage/food service applications. The Company markets its
manufactured products in 100 countries.   The Company is incorporated under
the laws of the State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.

	CONTENTS
                                                                 PAGE
                                                                ------
PART I.
  Financial Information                                             1

  Management's Discussion and Analysis of
    Interim Financial Statements                                   2-4


  Consolidated Financial Statements of WICOR, Inc. (Unaudited):

  Consolidated Statements of Operation for the Three
    Months Ended March 31, 1997 and 1996                            5

  Consolidated Balance Sheets as of
    March 31, 1997 and December 31, 1996                           6-7


  Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 1997 and 1996                            8

  Notes to Consolidated Financial Statements                        9


PART II.
  Other Information                                                 10

  Signatures                                                        11

Part I - Financial Information


                            Financial Statements
                            --------------------

The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the WICOR, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the information furnished reflects all adjustments, which in all circumstances were normal and recurring, necessary for a fair presentation of the results of operations for the interim periods.

Because of seasonal factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full calendar year.

                         Management's Discussion and Analysis
                          of Interim Financial Statements of
                                   WICOR, Inc.
Results of Operations
---------------------
Consolidated net income for the first quarter of 1997 decreased by $3.0 million, or 10%, to $27.9 million compared to the same period of the prior year. The decrease is attributable to the energy group earnings which declined by $2.8 million, or 11%.

The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1997.

Energy
------
Net income decreased to $23.8 million from $26.6 million, or 11%, for the first quarter of 1997 compared with the first quarter of 1996. The decline is attributable to lower gas margins which were partially offset by decreased depreciation expense. The lower gas margins resulted from decreased firm sales volumes and a $3.0 million voluntary annual rate reduction effective November 1, 1996.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because the mix of volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with no resulting effect on margin. The following tables set forth margin and volume data for the Energy Group and utility, respectively, for each of the quarters ended March 31.

                                     	Three
                                  	Months Ended
                                	    March 31,
                                  	-------------	     %
(Millions of Dollars)	              1997  	 1996  	Change
--------------------------        	------ 	------ 	------
Energy Revenues	                   $237.0	 $219.5    	8
Cost of Gas Sold	                   164.4  	137.3   	20
                                  	------ 	------
Sales Margin	                        72.6   	82.2  	(12)
Gas Transportation Margin	            6.7    	3.4   	97
                                  	------ 	------
Gross Margin                        	79.3   	85.6   	(7)
                                  	------ 	------
Operation and Maintenance           	27.7   	27.8    	-
Depreciation and Amortization	        7.6    	8.3   	(8)
Interest and Other                   	3.1    	3.3   	(6)
Taxes, Other Than Income Taxes       	2.6    	2.6    	-
                                  	------ 	------
Income Before Income Taxes          	38.3   	43.6  	(12)
Income Tax Expense                  	14.5   	17.0  	(15)
                                  	------	 ------
Net Income                        	$ 23.8 	$ 26.6  	(11)
                                   ======  ======

                                      		Three
                                   	Months Ended
                                 	    March 31,
                                  	--------------    	%
(Millions of Therms)	               1997   	1996  	Change
--------------------              	------ 	------ 	------
Sales Volumes
  Firm                             	361.5  	407.5   	(11)
  Interruptible                     	34.1   	77.2   	(56)
Transportation Volumes	             122.8 	  64.4    	91
                                  	------ 	------
Total Throughput	                   518.4 	 549.1    	(6)
                                  	====== 	======
Degree Days (Normal:
  1st Qtr.  = 3,438)	               3,315 	 3,630    	(9)
                                  	====== 	======

The decrease in firm sales volumes for the first quarter of 1997 as compared with the 1996 first quarter was caused by warmer weather. The increase in transportation volumes was due mainly to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system. The movement to transportation from gas sales had no impact on margin. The weather was 4% warmer than normal during the first three months of 1997 and 9% warmer than the same period in 1996.

Operating and maintenance expenses remained relatively flat during the three-month period ended March 31, 1997, compared with the same period of 1996.

Depreciation expense for the three months ended March 31, 1997 decreased by $0.7 million, or 8%, compared with the same period of last year. The 1997 decrease was due to the one-time impact of the application of new depreciation rates permitted by the Public Service Commission of Wisconsin in 1996.

Manufacturing
-------------
The manufacturing group posted earnings of $4.1 million for the first quarter of 1997 compared to $4.3 million in the first quarter of 1996

Financial data regarding the Manufacturing Group are set forth in the table below.

                                  	Three
                               	Months Ended
                                  March 31,
                            	-----------------  	%
                            	  1997  	  1996  	Change
                            	--------	--------	------
(Millions of Dollars)
---------------------
Net Sales	                  	$ 105.3 	$ 105.8    	-
Cost of Goods Sold		            77.0    	75.8    	2
                           		--------	--------
Gross Profit	                  	28.3    	30.0   	(6)
Operating Expenses		            20.9 	   22.0   	(5)
                           		--------	--------
Operating Income            	    7.4  	   8.0   	(8)
Interest and Other		             1.1      1.3  	(15)
                           		--------	--------
Income Before Income Taxes     		6.3     	6.7   	(6)
Income Tax Expense		             2.2  	   2.4   	(8)
                           		--------	--------
Net Income	                 	$   4.1  $   4.3   	(5)
                           		========	========

Net sales for the first quarter of 1997 remained flat compared to the same period in 1996, reflecting comparable overall sales activity in both domestic and international markets. While sales were level in total, increased sales in water systems, food service, fire fighting and RV/marine were offset by reductions in pool/spa and agricultural markets. Fluctuations in quarterly sales by market were generally the result of economic, weather or timing related shifts in customer demand, and are not considered significant or unusual.

Gross profit margins were 26.9% for the 1997 first quarter as compared to 28.4% for the first quarter of 1996. Quarterly operating margins were curbed by several factors, including lower margins related to product mix and manufacturing variances principally related to facility consolidation. Manufacturing operating expenses for the quarter declined by 5% compared to the same period in 1996. The decrease is due to cost reduction programs implemented in 1996, lower selling expenses and currency exchange gains

Consolidated Non-Operating Income and Income Taxes
--------------------------------------------------
Interest expense decreased $0.1, or 3%, to $4.4 million for the three-months ended March 31, 1997, compared to the same period of 1996, due primarily to lower interest rates.

Income tax expense was $2.7 million lower for the first three months of 1997, compared to the same period last year, reflecting decreased pre-tax income.

Liquidity and Capital Resources
-------------------------------
Cash flow from operations for the three months ended March 31, 1997 decreased by $37.7 million, or 51%, from the comparable period in 1996. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months. The cash flow decline is due primarily to increased gas prices which have not yet been collected from customers.

Capital expenditures for the three months ended March 31, 1997 of $8.9 million remained flat compared to the same period in 1996.

During the third quarter of 1997, the Company plans to refinance the remaining principal balance (approximately $27 million) of the credit facility entered into in connection with the July 1995 acquisition of Hypro Corporation. In addition, the Company has initiated discussions with its commercial banks to extend the term of its existing revolving credit facilities.

The Company anticipates additional short-term borrowing during the third and fourth quarters of 1997 to finance working capital, primarily gas in storage and the financing of accounts receivable during the heating season.

                               WICOR, INC.
            Consolidated Statements of Operation (Unaudited)
             (Thousands of dollars, Except Per Share Data)

                                                  Three Months Ended
                                                      March 31,
                                              -------------------------
                                                  1997          1996
                                              -----------   -----------
Operating Revenues:
  Energy                                      $  243,731    $  222,954
  Manufacturing                                  105,334       105,793
                                              -----------   -----------
                                                 349,065       328,747
                                              -----------   -----------

Operating Costs and Expenses:
  Cost of gas sold                               164,421       137,325
  Manufacturing cost of sales                     77,044        75,838
  Operations and maintenance                      48,223        49,467
  Depreciation and amortization                    7,939         8,667
  Taxes, other than income taxes                   2,559         2,507
                                              -----------   -----------
                                                 300,186       273,804
                                              -----------   -----------

Operating Income                                  48,879        54,943
                                              -----------   -----------

Interest Expense                                  (4,438)       (4,583)
Other Income and (Expenses)                          172            30
                                              -----------   -----------

Income Before Income Taxes                        44,613        50,390
Income Tax Provision                              16,705        19,441
                                              -----------   -----------

Net Income                                    $   27,908    $   30,949
                                              ===========   ===========


Per Share of Common Stock:
  Net Income                                  $     1.52    $     1.69
  Cash Dividends                              $     0.42    $     0.41

Average Common Shares
   Outstanding (Thousands)                        18,413        18,298

The accompanying notes are an integral part of these statements.

                                        WICOR, INC.
                                 Consolidated Balance Sheets

                                                   March 31,
                                                      1997      December 31,
                                                  (Unaudited)        1996
                                                 -----------    ------------
                                                    (Thousands of Dollars)
Assets
------
Current Assets:
  Cash and cash equivalents                      $   11,148     $    18,784
  Accounts receivable, less allowance
    for doubtful accounts of $18,743
    and $14,429, respectively                       208,688         150,076
  Accrued utility revenues                           31,750          59,794
  Manufacturing inventories                          73,683          72,316
  Gas in storage, at weighted average cost            7,959          33,463
  Deferred income taxes                              21,705          21,706
  Prepayments and other                              15,405          16,566
                                                 -----------    ------------
                                                    370,338         372,705
Property, Plant and Equipment (less accum-       -----------    ------------
    ulated depreciation of $469,987
    and $477,577, respectively)                     438,293         441,408
                                                 -----------    ------------
Deferred Charges and Other:
  Regulatory assets                                 100,413         101,808
  Goodwill                                           60,554          61,366
  Prepaid pension costs                              38,193          36,869
  Systems development costs                          21,645          23,052
  Other                                              20,499          20,444
                                                 -----------    ------------
                                                    241,304         243,539
                                                 -----------    ------------
                                                 $1,049,935     $ 1,057,652
                                                 ===========    ============

The accompanying notes are an integral part of these statements.

                                   WICOR, INC.
                            Consolidated Balance Sheets
                                   (continued)

                                                    March 31,
                                                       1997       December 31,
                                                   (Unaudited)         1996
                                                  ------------    ------------
                                                     (Thousands of Dollars)
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Accounts payable                                $    74,328     $    98,951
  Refundable gas costs                                 52,046          31,545
  Short-term borrowings                                86,183         114,810
  Current portion of long-term debt                     3,582           4,061
  Accrued taxes                                        18,422           1,260
  Accrued payroll and benefits                         14,718          17,246
  Other                                                17,610          21,464
                                                  ------------    ------------
                                                      266,889         289,337
                                                  ------------    ------------
Deferred Credits and Other:
  Postretirement benefit obligation                    66,434          66,391
  Regulatory liabilities                               59,675          61,749
  Deferred income taxes                                39,623          39,668
  Accrued environmental remediation costs              36,138          36,222
  Unamortized investment tax credit                     6,899           7,265
  Other                                                16,875          19,399
                                                  ------------    ------------
                                                      225,644         230,694
                                                  ------------    ------------
Capitalization:
  Long-term debt                                      169,780         169,169
  Common stock                                         18,414          18,407
  Other paid-in capital                               225,304         224,041
  Retained earnings                                   149,951         129,777
  Cumulative currency translation adjustment             (793)          1,349
  Unearned compensation - ESOP
    and restricted stock                               (5,254)         (5,122)
                                                  ------------    ------------
                                                      557,402         537,621
                                                  ------------    ------------
                                                  $ 1,049,935     $ 1,057,652
                                                  ============    ============

The accompanying notes are an integral part of these statements.

                              WICOR, INC.
           Consolidated Statement of Cash Flows (Unaudited)
                        (Thousands of Dollars)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
Operations:
  Net income                                        $   27,908     $   30,949
  Adjustments to reconcile net income to
      net cash flows:
    Depreciation and amortization                       13,324         13,481
    Deferred income taxes                                  (44)           167
    Change in:
      Receivables                                      (30,568)       (54,617)
      Manufacturing inventories                         (1,367)        (3,688)
      Gas in storage                                    25,504         20,362
      Other current assets                                (315)          (432)
      Accounts payable                                 (24,623)        14,325
      Refundable gas costs                              20,501         41,626
      Accrued taxes                                     18,638         17,407
      Accrued payroll and benefits                      (2,528)          (801)
      Other current liabilities                         (3,854)        (1,373)
      Other non-current assets
        and liabilities, net                            (6,514)        (3,689)
                                                    -----------    -----------
                                                        36,062         73,717
                                                    -----------    -----------
Investment Activities:
    Capital expenditures                                (8,976)        (8,911)
    Other                                                   68             18
                                                    -----------    -----------
                                                        (8,908)        (8,893)
                                                    -----------    -----------
Financing Activities:
    Change in short-term borrowings                    (25,627)       (46,880)
    Reduction in long-term debt                         (2,700)        (4,042)
    Issuance of long-term debt                               -            366
    Issuance of common stock                             1,270          2,052
    Dividends paid on common stock, less
       amounts reinvested                               (7,733)        (7,502)
                                                    -----------    -----------
                                                       (34,790)       (56,006)
                                                    -----------    -----------
Change in Cash and Cash Equivalents                     (7,636)         8,818
Cash and Cash Equivalents at
   Beginning of Period                                  18,784         20,380
                                                    -----------    -----------
Cash and Cash Equivalents at End of Period          $   11,148     $   29,198
                                                    ===========    ===========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):

1)	At March 31, 1997 WICOR had borrowings of $19.1 million and availability of $217.8 million under unsecured lines of credit with several banks.
The Company reclassified $6.0 million of commercial paper as long-term debt as of March 31, 1997.

A total of $36.7 million of commercial paper, classified as short-term debt, was outstanding as of March 31, 1997 at a weighted average interest rate of 6.2%.


2)	For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                              	For the Three Months
                                	Ended March 31,
                             	----------------------
                                	1997        1996
                             	----------  ----------
	(Thousands of Dollars)

Income taxes paid            	$    1,062  $    5,204
Interest paid	                $    3,920  $    3,555

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

27	Financial data schedule (EDGAR version only).

(b)	Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the first quarter of 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                      WICOR, INC.



Dated:  April 29, 1997                  By:      /s/ Joseph P. Wenzler
                                                 ----------------------
                                                     Joseph P. Wenzler

                                                Vice President, Treasurer
                                               and Chief Financial Office

                              WICOR, Inc.
                      Exhibit Index - FORM 10-Q


Exhibit No.                              Exhibit
----------           -----------------------------------------------
    27               Financial data schedule (EDGAR version only