Form 10-Q
period 1997-06-30
WICOR INC
filed 1997-08-01
CIK 314890

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10 - Q

     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                      For the Quarterly Period Ended June 30, 1997
                                            or
     / /       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from         to

                             Commission file number 1-7951

                                        WICOR,  Inc.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Wisconsin                              39-1346701
   --------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


           626 East Wisconsin Avenue
           Milwaukee, Wisconsin                              53201
  --------------------------------------                  ----------
  (Address of principal executive office)                 (Zip Code)


                           (414)  291-7026
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding at July 18, 1997
--------------------------                  ----------------------------
Common Stock, $1 Par Value                             18,448,730

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

                                       CONTENTS
                                                                   PAGE

PART I.
  Financial Information                                              1

  Management's Discussion and Analysis of
    Interim Financial Statements                                    2-5


  Consolidated Financial Statements of WICOR, Inc. (Unaudited):

  Consolidated Statements of Income for the Three
    and Six Months Ended June 30, 1997 and 1996                      6

  Consolidated Balance Sheets as of
    June 30, 1997 and December 31, 1996                             7-8


  Consolidated Statements of Cash Flows for the Six
    Months Ended June 30, 1997 and 1996                              9

  Notes to Consolidated Financial Statements                         10


PART II.
  Other Information                                                  11

  Signatures                                                         12

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

                	Management's Discussion and Analysis
                 	of Interim Financial Statements of
                            	WICOR, Inc.

Results of Operations
---------------------
Consolidated net income for the three months ended June 30, 1997 increased by $0.7 million, or 12%, to a record $6.3 million. Consolidated net income for the six months ended June 30, 1997 decreased by $2.4 million, or 6%, to $34.2 million.

The following factors had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1997.

Energy
------
The Company's energy business earned $0.2 million in the second quarter of 1997 compared to break-even results for the second quarter of 1996. Net income for the six months ended June 30, 1997 decreased by $2.6 million, or 10%, compared to the same period of last year.

The improvement in net income for the second quarter was due primarily to lower depreciation expense partially offset by higher operating and maintenance expenses from non-utility operations. The decrease in 1997 year-to-date net income was due to a combination of several factors, including weather that was 6% warmer than in the first six months of 1996 and a voluntary $3.0 million annual rate reduction effective November 1, 1996 (see "Regulatory Matters" below) which were offset in part by decreased depreciation expense

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of utility volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue for Wisconsin Gas under a gas adjustment clause with no resulting effect on margin. The following tables set forth margin data for the Energy Group and volume data for the utility, for each of the three- and six-month periods ending June 30.

                                   Three Months                 Six Months
                                  Ended June 30,              Ended June 30,
                               -----------------     %      -----------------     %
                                 1997     1996    Change      1997     1996    Change
                               -------- --------  ------    -------- --------  ------
(Millions of Dollars)
---------------------
Energy Revenues                $ 100.9  $ 109.2     (8)     $ 337.9  $ 328.8      3
Cost of Gas Sold                  68.0     74.4     (9)       232.4    211.8     10
                               -------- --------            -------- --------
Sales Margin                      32.9     34.8     (5)       105.5    117.0    (10)
Gas Transportation Margin          5.0      3.1     61         11.7      6.5     80
                               -------- --------            -------- --------
Gross Margin                      37.9     37.9      -        117.2    123.5     (5)

Operation and Maintenance         24.8     24.3      2         52.5     52.2      1
Depreciation/Amortization          7.9      8.4     (6)        15.5     16.7     (7)
Interest and Other                 2.6      2.6      -          5.5      5.9     (7)
Taxes, Other Than Income Tax       2.2      2.3     (4)         4.8      4.9     (2)
                               -------- --------            -------- --------
Income Before Income Taxes         0.4      0.1    300         38.9     43.8    (11)
Income Tax Expense                 0.2      0.1    100         14.8     17.1    (13)
                               -------- --------            -------- --------
Net Income                     $   0.2  $     -    N/A      $  24.1  $  26.7    (10)
                               ======== ========            ======== ========

(Millions of Therms)
----------------------
Utility Sales Volumes
  Firm                           127.4    140.8  (10)         488.8    548.3    (11)
  Interruptible                   13.8     43.8  (68)          47.9    121.0    (60)
Transportation Volume             98.2     58.3   68          221.1    122.7     80
                               -------- --------            -------- --------
Total Throughput                 239.4    242.9   (1)         757.8    792.0     (4)
                               ======== ========            ======== ========
Degree Days (Normal:
  2nd Qtr.  = 950
  Six Months = 4,388)            1,215    1,203    1          4,530    4,833     (6)
                               ======== ========            ======== ========

The 10% decrease in firm sales volumes for the second quarter of 1997 was caused principally by lower average use per customer, firm customers switching to transportation and warmer weather early in the second quarter as compared to the same period of last year. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. The movement to transportation from gas sales had no impact on margin. For the six-months ended June 30, 1997, the total margin decrease was primarily due to an 11% decrease in utility firm sales volumes. The weather was 3% colder than normal during the first six months of 1997 but, 6% warmer than the same period in 1996.

Operations and maintenance expenses increased slightly during the second quarter of 1997 compared to the second quarter of 1996 due to the increased operating activities of FieldTech, Inc. ("FieldTech"). Year to date operating and maintenance expenses remained relatively flat compared with the same period of last year.

Depreciation expense for the three and six months ended June 30, 1997, decreased by $0.5 million and $1.2 million, respectively, as compared with the comparable periods of 1996. The decrease in both periods in 1997 was due to the one-time impact of new depreciation rates permitted by the Public Service Commission of Wisconsin ("PSCW") in 1996.

Manufacturing
-------------
Manufacturing net income for the three and six months ended June 30, 1997, increased to $6.1 million and $10.1 million, respectively, as compared with $5.6 million and $9.9 million for the same periods in 1996, respectively.

                                  Three Months                  Six months
                                  Ended June 30,               Ended June 30,
                                -----------------     %      -----------------     %
(Millions of Dollars)             1997     1996    Change      1997     1996    Change
---------------------           -------- --------  ------    -------- --------  ------
Net Sales                       $ 115.7  $ 115.3      -      $ 221.0  $ 221.1      -
Cost of goods sold                 83.0     82.8      -        160.1    158.6      1
                                -------- --------            -------- --------
Gross profit                       32.7     32.5      1         60.9     62.5     (3)
Operating expenses                 21.3     22.0     (3)        42.1     44.0     (4)
                                -------- --------            -------- --------
Operating income                   11.4     10.5      9         18.8     18.5      2
Interest expense and other          1.5      1.5      -          2.8      2.8      -
                                -------- --------            -------- --------
Net income before income taxes      9.9      9.0     10         16.0     15.7      2
Income taxes                        3.8      3.4     12          5.9      5.8      -
                                -------- --------            -------- --------
Net income                      $   6.1  $   5.6      9      $  10.1  $   9.9      2
                                ======== ========            ======== ========

Net sales for the three- and six-month periods ended June 30, 1997, were relatively flat compared to the same periods in 1996.

Domestic sales in the second quarter increased by 2% to $75.0 million over the comparable period of 1996. Overall shipments for beverage, agricultural spraying and irrigation markets in North America were up from last year's comparable period. The increase was due in part to demand for new products and favorable growing conditions. Sales of these products for the six months ended June 30, 1997, increased $1.3 million to $145.6 million.

International sales for the second quarter decreased slightly to $40.7 million compared to $42.0 million for the second quarter of 1996. The decrease in international sales was due primarily to currency translation related to the strengthening U.S. dollar. On a year to date basis, international sales decreased by 2% over the same period in 1996. For the six-months ended June 30, 1997 and 1996, international sales accounted for 34% and 35%, respectively, of total net sales for the manufacturing group.

Gross profit margins were flat at 28% for the three and six months ended June 30, 1997 as compared to the same periods of 1996. Operating expenses, as a percentage of sales, for the six months ended June 30, 1997, decreased from 20% to 19% compared to the same period in 1996 due to cost reduction programs. Furthermore, the Australian operation has significantly improved as a result of facility consolidation.

Non-Operating Income and Income Taxes
-------------------------------------
Interest expense decreased by $0.6 million, or 12%, and $0.7 million, or 8%, for the three and six months ended June 30, 1997, respectively, compared to the similar periods of 1996, due primarily to lower borrowing levels and slightly lower interest rates.

Income tax expense was $2.3 million lower for the first six months of 1997, compared to the same period last year, reflecting decreased pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the six months ended June 30, 1997, decreased by $22.3 million, or 20%, from the comparable period in 1996. Cash flow from operations in the first six months of 1997 was lower than in 1996, as a result of higher recovered gas costs in the first half of 1996 due to colder weather. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months.

Capital expenditures of $20.3 million for the six months ended June 30, 1997, remained relatively flat compared to the same period in 1996

During the third quarter of 1997, the Company plans to refinance the remaining principal balance (approximately $27 million) of the borrowing entered into in connection with the July 1995 acquisition of Hypro Corporation. In addition, the Company has initiated discussions with its commercial banks to enlarge and extend the term of its existing revolving credit facilities.

Additional short-term borrowing will be needed during the third and fourth quarters of 1997 to finance working capital primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy these working capital needs.

On July 22, 1997, the Board of Directors of the Company authorized an increase in the Company's dividend per share on common stock to $0.43 per quarter ($1.72 per share on an annualized basis). The first quarterly payment at the new amount will be made August 29, 1997, to shareholders of record on August 8, 1997.

Regulatory Matters
------------------
Wisconsin Gas voluntarily reduced its base rates by $3.0 million on an annualized basis effective November 1, 1996. With this reduction, Wisconsin Gas's rates recover $7.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis.

On June 24, 1997, the PSCW approved, with minor modifications, the second year of Wisconsin Gas's two year pilot program ("Gas Advantage") which began on November 1, 1996. For second year of the program, the number of residential and commercial customers will increase from 1,000 to 2,500 and 1,200 to 1,300, respectively. Customers who have enrolled in the pilot have the ability to choose a supplier of natural gas from various gas marketers under an open market concept. Wisconsin Gas continues to deliver the gas to participating customers at the same margin rate it charges for bundled sales services and bills the gas marketers for delivering the natural gas to their customers. Customers receive their monthly bills from the marketers. The Gas Advantage program is designed to enhance competition by enabling customers to compare services and prices available from Wisconsin Gas and third party marketers.

                                        WICOR, INC.
                        Consolidated Statements of Operation (Unaudited)
                         (Thousands of Dollars, Except Per Share Data)

                                    Three Months Ended           Six Months Ended
                                          June 30,                   June 30,
                                  -----------------------    -----------------------
                                     1997         1996          1997         1996
                                  ----------   ----------    ----------   ----------
Operating Revenues:
  Energy                          $ 105,923    $ 112,316     $ 349,654    $ 335,271
  Manufacturing                     115,682      115,284       221,016      221,076
                                  ----------   ----------    ----------   ----------
                                    221,605      227,600       570,670      556,347
                                  ----------   ----------    ----------   ----------

Operating Costs and Expenses:
  Cost of gas sold                   67,993       74,443       232,414      211,768
  Manufacturing cost of sales        83,043       82,761       160,087      158,599
  Operations and maintenance         45,716       45,960        93,939       95,427
  Depreciation and amortization       8,200        8,771        16,139       17,438
  Taxes, other than income taxes      2,226        2,365         4,785        4,872
                                  ----------   ----------    ----------   ----------
                                    207,178      214,300       507,364      488,104
                                  ----------   ----------    ----------   ----------

Operating Income                     14,427       13,300        63,306       68,243
                                  ----------   ----------    ----------   ----------

Interest Expense                     (3,937)      (4,489)       (8,375)      (9,072)
Other Income and (Expenses)            (160)         397            12          427
                                  ----------   ----------    ----------   ----------

Income Before Income Taxes           10,330        9,208        54,943       59,598
Income Tax Provision                  4,015        3,556        20,720       22,997
                                  ----------   ----------    ----------   ----------

Net Income                        $   6,315    $   5,652     $  34,223    $  36,601
                                  ==========   ==========    ==========   ==========


Per Share of Common Stock:
  Net Income                      $    0.34    $    0.31     $    1.86    $    2.00
  Cash Dividends                  $    0.42    $    0.41     $    0.84    $    0.82

Average Common Shares
   Outstanding (Thousands)           18,422       18,365        18,418       18,332


The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                    June 30,
                                                      1997      December 31,
                                                  (Unaudited)        1996
Assets                                           -----------    ------------
------                                           (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents                      $   10,814     $    18,784
  Accounts receivable, less allowance
    for doubtful accounts of $16,851
    and $14,429, respectively                       161,675         150,076
  Accrued utility revenues                            7,031          59,794
  Manufacturing inventories                          71,374          72,316
  Gas in storage, at weighted average cost           22,817          33,463
  Deferred income taxes                              21,705          21,706
  Prepayments and other                              18,029          16,566
                                                 -----------    ------------
                                                    313,445         372,705
Property, Plant and Equipment (less accum-       -----------    ------------
    ulated depreciation of $480,134
    and $477,577, respectively)                     438,374         441,408
                                                 -----------    ------------
Deferred Charges and Other:
  Regulatory assets                                  99,122         101,808
  Goodwill                                           60,718          61,366
  Prepaid pension costs                              39,518          36,869
  Systems development costs                          20,238          23,052
  Other                                              20,784          20,444
                                                 -----------    ------------
                                                    240,380         243,539
                                                 -----------    ------------
                                                 $  992,199     $ 1,057,652
                                                 ===========    ============


The accompanying notes are an integral part of these statements.

                                          WICOR, INC.
                                Consolidated Balance Sheets
                                          (continued)

                                                     June 30,
                                                       1997       December 31,
                                                   (Unaudited)         1996
Liabilities and Capitalization                    ------------    ------------
------------------------------                    (Thousands of Dollars)
Current Liabilities:
  Accounts payable                                $    72,787     $    98,951
  Refundable gas costs                                 37,139          31,545
  Short-term borrowings                                52,084         114,810
  Current portion of long-term debt                     3,652           4,061
  Accrued taxes                                         9,188           1,260
  Accrued payroll and benefits                         18,085          17,246
  Other                                                17,767          21,464
                                                  ------------    ------------
                                                      210,702         289,337
                                                  ------------    ------------
Deferred Credits and Other:
  Postretirement benefit obligation                    66,495          66,391
  Regulatory liabilities                               58,954          61,749
  Deferred income taxes                                39,836          39,668
  Accrued environmental remediation costs              35,822          36,222
  Unamortized investment tax credit                     6,908           7,265
  Other                                                17,546          19,399
                                                  ------------    ------------
                                                      225,561         230,694
                                                  ------------    ------------
Capitalization:
  Long-term debt                                      169,056         169,169
  Common stock                                         18,443          18,407
  Other paid-in capital                               225,970         224,041
  Retained earnings                                   148,533         129,777
  Cumulative currency translation adjustment           (1,235)          1,349
  Unearned compensation - ESOP
    and restricted stock                               (4,831)         (5,122)
                                                  ------------    ------------
                                                      555,936         537,621
                                                  ------------    ------------
                                                  $   992,199     $ 1,057,652
                                                  ============    ============

The accompanying notes are an integral part of these statements.

                                         WICOR, INC.
                      Consolidated Statement of Cash Flows (Unaudited)
                                   (Thousands of Dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                          ------------------------
                                                             1997          1996
Operations                                                ----------    ----------
  Net income                                              $  34,223     $  36,601
  Adjustments to reconcile net income to net cash flows:
    Depreciation and amortization                            27,134        27,879
    Deferred income taxes                                       169           216
    Change in:
      Receivables                                            41,434        21,242
      Manufacturing inventories                               2,580         2,280
      Gas in storage                                         10,645         3,490
      Other current assets                                   (1,591)       (1,175)
      Accounts payable                                      (27,636)       (3,538)
      Refundable gas costs                                    5,594        23,818
      Accrued taxes                                           8,109         4,116
      Accrued payroll and benefits                              779         3,067
      Other current liabilities                              (3,697)       (1,511)
      Other non-current assets and liabilities, net          (7,730)       (4,142)
                                                          ----------    ----------
                                                             90,013       112,343
                                                          ----------    ----------
Investment Activities:
    Capital expenditures                                    (20,292)      (20,439)
    Acquisition of business assets                             (477)            -
    Other                                                       183           401
                                                          ----------    ----------
                                                            (20,586)      (20,038)
                                                          ----------    ----------
Financing Activities:
    Change in short-term borrowings                         (60,499)      (52,091)
    Reduction in long-term debt                              (3,395)       (4,182)
    Issuance of long-term debt                                    -         7,693
    Issuance of common stock                                  1,965         2,759
    Dividends paid on common stock,
        less amounts reinvested                             (15,468)      (15,033)
                                                          ----------    ----------
                                                            (77,397)      (60,854)
                                                          ----------    ----------
Change in Cash and Cash Equivalents                          (7,970)       31,451
Cash and Cash Equivalents at Beginning of Period             18,784        20,380
                                                          ----------    ----------
Cash and Cash Equivalents at End of Period                $  10,814     $  51,831
                                                          ==========    ==========
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):


1) At June 30, 1997 WICOR had borrowings of $19.1 million under total unsecured lines of credit of $217.1 million with several banks. The Company has classified $6.0 million of commercial paper as long-term debt as of June 30, 1997.

A total of $5.8 million of commercial paper, classified as short-term debt, was outstanding as of June 30, 1997 at a weighted average interest rate of 5.7%.


2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                                  For the Six Months
                                                    Ended June 30,
                                                ----------------------
                                                   1997        1996
                                                ----------  ----------
                                                (Thousands of Dollars)
      Income taxes paid                         $  13,582   $  20,252
      Interest paid                             $   8,754   $   8,487


3) During the second quarter of 1997, WICOR and its subsidiaries consummated two acquisitions. The aggregate cash purchase price of these acquisitions totaled less than $10 million. Effective June 5, 1997, FieldTech purchased, for cash, selected business assets of Can Am Utility Services Corporation, a privately held provider of contract meter reading, meter installation and other services for water, gas and electric utilities. Effective April 24, 1997, Nocchi Pompe s.r.l., an Italian subsidiary of Sta-Rite Industries, Inc., purchased, for cash and the assumption of certain liabilities, selected business assets of Majmar Pompe s.r.l. ("Majmar"), a pump manufacturer located in Milan, Italy. Majmar makes pumps for water circulation and pressure boosting applications. These pumps are primarily used in residential and commercial heating systems, fire protection systems, high rise buildings and municipal water supply systems. Both acquisitions have been accounted for as purchases with results included in the WICOR, Inc. financial statements subsequent to the acquisition date.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
At the Company's annual meeting of shareholders held on April 24, 1997, Willie
D. Davis, Guy A. Osborn and William B. Winter were elected as directors of the Company for terms expiring in 2000. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                          Shares Withholding
   Name of Nominee               Shares Voted For              Authority
--------------------             ----------------         ------------------
Willie D. Davis                     15,264,206                  436,112
Guy A. Osborn                       15,280,269                  420,049
William B. Winter                   15,270,511                  429,807

The following table sets forth the other directors of the Company whose terms of office continued after the 1997 annual meeting:

                                          Year in Which
    Name of Director                       Term Expires
------------------------                  -------------
Wendell F. Bueche                              1998
Daniel F. McKeithan, Jr.                       1998
George E. Wardeberg                            1998
Essie M. Whitelaw                              1998
Jere D. McCaffey                               1999
Thomas F. Schrader                             1999
Stuart W. Tisdale                              1999


Item 5. Other Information
-------------------------
George E. Wardeberg was named chairman and chief executive officer of WICOR effective July 22, 1997. The chairman's position had been vacant since Stuart
W. Tisdale retired in 1994.

Thomas F. Schrader was named president and chief operating officer of WICOR effective July 22, 1997. He succeeds George E. Wardeberg as president of WICOR.

Joseph P. Wenzler was named senior vice president, treasurer and chief financial officer of WICOR effective July 22, 1997.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)      Exhibits

         10.1 Form of Key Executive Employment and Severance Agreement between the Company and each of George E. Wardeberg, Thomas F. Schrader, Joseph P. Wenzler and James C. Donnelly.

         27      Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the second quarter of 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                    WICOR, INC.



Dated:  July 31, 1997                 By:      /s/ Joseph P. Wenzler
                                                   Joseph P. Wenzler

                                          Senior Vice President, Treasurer
                                             and Chief Financial Office

                                          WICOR, Inc.
                                      FORM 10-Q Exhibit

Exhibit No.                              Description
-----------         ---------------------------------------------------
   10.1             Form of Key Executive Employment and Severance Agreement
                    between the Company and each of George E. Wardeberg, Thomas F. Schrader, Joseph P. Wenzler and James C.
                    Donnelly.

    27              Financial data schedule (EDGAR version only)