Form 10-Q
period 1997-09-30
WICOR INC
filed 1997-11-04
CIK 314890

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10 - Q

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended September 30, 1997
                                    or
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

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

              626 East Wisconsin Avenue
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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at October 21, 1997
--------------------------        -------------------------------
Common Stock, $1 Par Value                   18,591,432

                               INTRODUCTION

WICOR, Inc. ("WICOR" or the "Company") is a diversified holding company with two principal business groups: an Energy Group responsible for natural gas distribution and related services, and a Manufacturing Group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids.
The Company engages in natural gas distribution through its subsidiary, Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. Through several nonutility subsidiaries, the
Company also engages in the manufacture and sale of pumps
and processing equipment.  The Company's manufactured
products primarily have water system, pool and spa, agricultural, RV/marine and beverage/food service applications. The Company markets its manufactured products
in about 100 countries.   The Company is incorporated under
the laws of the State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.

                                  CONTENTS
                                                             PAGE

PART I.
  Financial Information                                        1

  Management's Discussion and Analysis of
    Interim Financial Statements                              2-6

  Consolidated Financial Statements of WICOR, Inc. (Unaudited):

  Consolidated Statements of Income for the Three
    and Nine Months Ended September 30, 1997 and 1996          7

  Consolidated Balance Sheets as of
    September 30, 1997 and December 31, 1996                  8-9

  Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1997 and 1996                  10

  Notes to Consolidated Financial Statements                  11

PART II.
  Other Information                                           12

  Signatures                                                  13

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

                                  WICOR, INC.
                Consolidated Statements of Operation (Unaudited)
                 (Thousands of dollars, Except Per Share Data)

                                Three Months Ended           Nine Months Ended
                                   September 30,                September 30,
                             -------------------------    ------------------------
                                1997          1996           1997         1996
                             -----------   -----------    -----------  -----------
Operating Revenues:
  Energy                     $   71,045    $   77,697     $  420,699   $  412,968
  Manufacturing                 102,297        97,442        323,313      318,518
                             -----------   -----------    -----------  -----------
                                173,342       175,139        744,012      731,486
                             -----------   -----------    -----------  -----------
Operating Costs and Expenses:
  Cost of gas sold               46,182        54,860        278,596      266,628
  Manufacturing cost of sales    73,528        71,160        233,615      229,759
  Operations and maintenance     42,336        42,117        136,275      137,544
  Depreciation/amortization       8,376         8,242         24,515       25,680
  Taxes, other
       than income taxes          2,308         2,176          7,093        7,048
                             -----------   -----------    -----------  -----------
                                172,730       178,555        680,094      666,659
                             -----------   -----------    -----------  -----------
Operating Income (Loss)             612        (3,416)        63,918       64,827
                             -----------   -----------    -----------  -----------
Interest Expense                 (3,925)       (4,522)       (12,300)     (13,594)
Other Income and (Expenses)         172           642            184        1,069
                             -----------   -----------    -----------  -----------
Income (Loss) Before
        Income Taxes             (3,141)       (7,296)        51,802       52,302
Income Tax (Benefit)Provision    (1,070)       (2,818)        19,650       20,179
                             -----------   -----------    -----------  -----------
Net (Loss) Income            $   (2,071)   $   (4,478)    $   32,152   $   32,123
                             ===========   ===========    ===========  ===========

Per Share of Common Stock:
  Net (Loss) Income          $    (0.11)   $    (0.24)    $     1.74   $     1.75
  Cash Dividends             $     0.43    $     0.42     $     1.27   $     1.24

Average Common Shares
   Outstanding (Thousands)       18,470        18,391         18,435       18,352

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

<CAPTION)
                                                 September 30,
                                                     1997       December 31,
                                                 (Unaudited)        1996
Assets                                           -----------    ------------
------                                              (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents                      $    7,952     $    18,784
  Accounts receivable, less allowance
    for doubtful accounts of $13,824
    and $14,429, respectively                       125,695         150,076
  Accrued utility revenues                            8,832          59,794
  Manufacturing inventories                          79,460          72,316
  Gas in storage, at weighted average cost           50,552          33,463
  Deferred income taxes                              21,702          21,706
  Prepayments and other                              15,005          16,566
                                                 -----------    ------------
                                                    309,198         372,705
Property, Plant and Equipment (less accum-       -----------    ------------
    ulated depreciation of $489,344
    and $477,577, respectively)                     443,453         441,408
                                                 -----------    ------------
Deferred Charges and Other:
  Regulatory assets                                  98,290         101,808
  Goodwill                                           66,072          61,366
  Prepaid pension costs                              41,282          36,869
  Systems development costs                          18,831          23,052
  Other                                              21,371          20,444
                                                 -----------    ------------
                                                    245,846         243,539
                                                 -----------    ------------
                                                 $  998,497     $ 1,057,652
                                                 ===========    ============

The accompanying notes are an integral part of these statements.

                                           WICOR, INC.
                                  Consolidated Balance Sheets
                                          (continued)

                                                  September 30,
                                                       1997       December 31,
                                                   (Unaudited)         1996
Liabilities and Capitalization                    ------------    ------------
------------------------------                       (Thousands of Dollars)
Current Liabilities:
  Accounts payable                                $    75,502     $    98,951
  Refundable gas costs                                 19,195          31,545
  Short-term borrowings                                54,492         114,810
  Current portion of long-term debt                     3,680           4,061
  Accrued taxes                                         7,292           1,260
  Accrued payroll and benefits                         19,753          17,246
  Other                                                22,303          21,464
                                                  ------------    ------------
                                                      202,217         289,337
                                                  ------------    ------------
Deferred Credits and Other:
  Postretirement benefit obligation                    64,806          66,391
  Regulatory liabilities                               58,599          61,749
  Deferred income taxes                                39,881          39,668
  Accrued environmental remediation costs              35,578          36,222
  Unamortized investment tax credit                     7,019           7,265
  Other                                                19,026          19,399
                                                  ------------    ------------
                                                      224,909         230,694
                                                  ------------    ------------
Capitalization:
  Long-term debt                                      189,763         169,169
  Common stock                                         18,588          18,407
  Other paid-in capital                               231,421         224,041
  Retained earnings                                   138,526         129,777
  Cumulative currency translation adjustment           (2,348)          1,349
  Unearned compensation - ESOP
    and restricted stock                               (4,579)         (5,122)
                                                  ------------    ------------
                                                      571,371         537,621
                                                  ------------    ------------
                                                  $   998,497     $  1,057,65
                                                  ============    ============

The accompanying notes are an integral part of these statements.

                               WICOR, INC.
             Consolidated Statement of Cash Flows (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1997           1996
                (Thousands of Dollars)                -----------    -----------
Operations:
  Net income                                          $   32,152     $   32,123
  Adj. to reconcile net income to net cash flows:
    Depreciation and amortization                         40,171         41,341
    Deferred income taxes                                    264            (63)
    Change in:
      Receivables                                         76,605         69,489
      Manufacturing inventories                           (3,492)        (1,992)
      Gas in storage                                     (17,090)       (24,034)
      Other current assets                                   649         (3,117)
      Accounts payable                                   (25,508)       (12,673)
      Refundable gas costs                               (12,350)        (6,555)
      Accrued taxes                                        6,975         (3,129)
      Accrued payroll and benefits                         2,216          4,574
      Other current liabilities                              202          1,158
      Other non-current assets and liabilities, net      (13,125)        (4,616)
                                                      -----------    -----------
                                                          87,669         92,506
Investment Activities:                                -----------    -----------
    Capital expenditures                                 (34,810)       (35,679)
    Acquisitions, net of cash acquired                    (2,065)             -
    Other                                                    275            477
                                                      -----------    -----------
                                                         (36,600)       (35,202)
Financing Activities:                                 -----------    -----------
    Change in short-term borrowings                      (58,293)       (39,991)
    Reduction in long-term debt                           (9,594)        (8,584)
    Issuance of long-term debt                            27,000          7,479
    Issuance of common stock                               2,389          3,502
    Dividends paid on common stock                       (23,403)       (22,756)
                                                      -----------    -----------
                                                         (61,901)       (60,350)
                                                      -----------    -----------
Change in Cash and Cash Equivalents                      (10,832)        (3,046)
Cash and Cash Equivalents at Beginning of Period          18,784         20,380
                                                      -----------    -----------
Cash and Cash Equivalents at End of Period            $    7,952     $   17,334
                                                      ===========    ===========

The accompanying notes are an integral part of these statements.

                    Management's Discussion and Analysis
                     of Interim Financial Statements of
                                  WICOR, Inc.

Results of Operations
---------------------
The consolidated net loss for the third quarter of 1997 was $2.1 million or $2.4 million lower than in the comparable period of the prior year. The Company's energy business typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business. However, strength in the manufacturing operations enabled the Company to post its smallest third quarter loss in nine years. Consolidated net income for the nine months ended September 30, 1997 remained relatively flat compared to the same period of last year.

The following factors had a significant effect on the results of operations during the three- and nine-month periods ended
September 30, 1997.

Energy
------
The net loss for the third quarter of 1997 was slightly less than the net loss for the 1996 third quarter. Net income for the nine months ended September 30, 1997 decreased by $2.1 million, or 11%, compared to the same period of last year.

The decrease in 1997 year-to-date net income was due to a combination of several factors, including weather that was 5% warmer than in the first nine months of 1996 and a voluntary $3.0 million annual rate reduction effective November 1, 1996 (see "Regulatory Matters" below), which factors were offset in part by decreased depreciation expense and interest charges.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of utility volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue for Wisconsin Gas under a gas adjustment clause with no resulting effect on margin. The following tables set forth margin data for the Energy Group and volume data for Wisconsin Gas, for each of the periods set forth below.

                              Three                   Nine
                           Months Ended            Months Ended
                           September 30,           September 30,
                          --------------     %    --------------    %
                           1997    1996   Change   1997    1996   Change
                          ------  ------  ------  ------  ------  ------
(Millions of Dollars)
---------------------
Energy Revenues           $ 66.6  $ 74.9   (11)   $404.5  $403.7     -
Cost of Gas Sold            46.1    54.9   (16)    278.6   266.6     5
                          ------  ------          ------  ------
Sales Margin                20.5    20.0     3     125.9   137.1    (8)
Gas Transportation Margin    4.4     2.8    57      16.2     9.3    74
                          ------  ------          ------  ------
Gross Margin                24.9    22.8     9     142.1   146.4    (3)
                          ------  ------          ------  ------

Operation and Maintenance   22.4    21.5     4      75.0    73.7     2
Depreciation/Amortization    8.0     7.8     3      23.5    24.7    (5)
Interest and Other           2.6     2.5     4       8.1     8.4    (4)
Taxes, Other
     Than Income Tax         2.3     2.2     5       7.0     7.1    (1)
                          ------  ------          ------  ------
(Loss) Income
     Before Income Taxes   (10.4)  (11.2)    7      28.5    32.5   (12)
Income Tax
       (Benefit) Expense    (4.0)   (4.2)    5      10.9    12.8   (15)
                          ------  ------          ------  ------
Net (Loss) Income         $ (6.6) $ (7.0)    6    $ 17.6  $ 19.7   (11)
                          ======  ======          ======  ======

(Millions of Therms)
--------------------
Utility Sales Volumes
  Firm                      53.0    56.9    (7)    541.8   605.2   (10)
  Interruptible             10.7    31.8   (66)     58.6   152.8   (62)
Transportation Volume       88.1    60.4    46     309.2   183.1    69
                          ------  ------          ------  ------
Total Throughput           151.8   149.1     2     909.6   941.1    (3)
                          ======  ======          ======  ======

Degree Days (Normal:
  3rd Qtr.  = 155
  Nine Months = 4,543)       162     123    32     4,692   4,956    (5)
                          ======  ======          ======  ======

The decrease in firm sales volumes for the third quarter of 1997 was caused principally by firm customers switching from sales to transportation service. Weather that was slightly colder than the previous year partially offset the decreased use per customer. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. Historically, the movement to transportation from gas sales had no impact on margin.
Effective November 1, 1997, a slightly lower margin rate is in effect for transportation-only customers. The impact on total Company margin is expected to be immaterial. For the nine months ended September 30, 1997, the total margin decrease was largely the result of warmer weather and a $3.0 million voluntary rate reduction in November 1996. The weather was 3% colder than normal during the first nine months of 1997 and 5% warmer than the same period in 1996.

Operations and maintenance expenses increased $0.9 million, or 4%, and $1.3 million, or 2%, for the three and nine months ended September 30, 1997, respectively, compared with the similar periods of 1996. The increase for the quarter and year-to-date periods was due mainly to the increased operating activities of FieldTech, Inc. ("FieldTech"), a wholly owned subsidiary of WICOR, and an increase in amounts paid for outside services. These increases were partially offset by lower labor and benefit expenses, which included a reduction in post-retirement benefit expenses reflecting improved health care cost experience.

Depreciation expense for the nine months ended September 30, 1997, decreased by $1.2 million compared with the comparable period of 1996. The decrease was due to the one-time impact of new depreciation rates permitted by the Public Service Commission of Wisconsin ("PSCW") in 1996.

Manufacturing
-------------
Manufacturing net income for the three and nine months ended
September 30, 1997, increased to $4.5 million and $14.6
million, respectively, as compared with $2.5 million and $12.4 million for the same periods in 1996, respectively.

                               Three                   Nine
                            Months Ended            Months Ended
                            September 30,           September 30,
                           --------------     %    --------------     %
(Millions of Dollars)       1997    1996   Change   1997    1996   Change
---------------------      ------  ------  ------  ------  ------  ------
Net Sales                  $102.3  $ 97.4     5    $323.3  $318.5     2
Cost of goods sold           73.5    71.2     3     233.6   229.8     2
                           ------  ------          ------  ------
Gross profit                 28.8    26.2    10      89.7    88.7     1
Operating expenses           20.3    20.9    (3)     62.3    64.8    (4)
                           ------  ------          ------  ------
Operating income              8.5     5.3    60      27.4    23.9    15
Interest expense and other    1.1     1.3   (15)      4.0     4.1    (2)
                           ------  ------          ------  ------
Net income before
    income taxes              7.4     4.0    85      23.4    19.8    18
Income taxes                  2.9     1.5    93       8.8     7.4    19
                           ------  ------          ------  ------
Net income                 $  4.5  $  2.5    80    $ 14.6  $ 12.4    18
                           ======  ======          ======  ======

Net sales for the three- and nine-month periods ended September
30, 1997 increased $4.9 million, or 5%, and $4.8 million, or 2%, respectively, compared to the same periods in 1996.

Domestic sales in the third quarter increased by 4% to $66.6 million over the comparable period of 1996. Overall shipments for beverage, agricultural spraying and pool/spa markets in North America were up from last year's comparable period. The increase was due in part to demand for new products and favorable growing conditions.

International sales for the third quarter increased by 6% to $35.7 million compared to the third quarter of 1996. The increase in international sales, due primarily to the introduction of new products was partially offset by currency translation related to the strengthening U.S. dollar. On a year-to-date basis, international sales remained relatively flat compared to the same period in 1996. The Korean economy and intense price competition had a negative impact on international water market sales. For the nine months ended September 30, 1997 and 1996, international sales accounted for 34% and 35%, respectively, of total net sales for the manufacturing group.

Gross profit margins improved to 28% during the third quarter of 1997 compared to 27% for the same period of last year. Gross profit margins during the year-to-date period of 1997 remained relatively flat as compared to the same period of 1996. Operating expenses, as a percentage of sales, for the nine months ended September 30, 1997 decreased from 20% to 19% compared to the same period in 1996 due to cost reduction programs and improved performance of the Australian operations.

Interest Expense, Non-Operating Income/Expense and Income Taxes
---------------------------------------------------------------
Interest expense decreased by $0.6 million, or 13%, and $1.3 million, or 10%, for the three and nine months ended September 30, 1997, respectively, compared to the similar periods of 1996. The decreases were due primarily to lower borrowing levels and slightly lower interest rates.

Other income, net of expenses, decreased by $0.9 million, or 83%, compared to the same period of 1996. The decline is attributable to lower interest income which was the result of the Company and its subsidiaries investing more of their available funds internally.

Income tax expense was $0.5 million lower for the first nine months of 1997 compared to the same period last year, reflecting slightly lower pre-tax income.

Financial Condition
-------------------
Cash flow from operations for the nine months ended September 30, 1997, decreased by $4.8 million, or 5%, from the comparable period in 1996. The decrease was the result of higher recovered gas costs in the first half of 1996 due to colder weather. Pipeline refunds, which will be refunded to customers during the fourth quarter of 1997, partially offset the decrease in cash flow from operations. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months.

Capital expenditures of $34.8 million for the nine months ended
September 30, 1997, remained relatively flat compared to the same period in 1996.

In August 1997, Sta-Rite Industries Inc., a subsidiary of the Company, acquired a line of swimming pool and spa lighting equipment made by Hydrel, a division of California-based GTY Industries, in a cash transaction accounted for as an asset purchase. In September 1997, the Company acquired Fibredyne, Inc., a privately-held, Dover, New Hampshire-based manufacturer of specialty filter cartridges for purification of drinking water and electroplating solutions, and for various high-purity industrial applications, in a stock transaction accounted for as a purchase. The total purchase price for both companies was under $10 million.

During the third quarter of 1997, the Company, and certain subsidiaries, renegotiated certain of their existing revolving credit facilities and subsequently refinanced the remaining outstanding principal balance (approximately $27 million) of the credit facility entered into in connection with the July 1995 acquisition of Hypro Corporation. Restrictive covenants under the new five-year $115 million credit facilities, which expire on August 6, 2002, include leverage and interest coverage ratios.

Additional short-term borrowing will be needed during the fourth quarter of 1997 to finance working capital primarily related to gas purchased for injection into storage and accounts receivable. The Company has sufficient borrowing capacity under existing lines of credit to satisfy these working capital needs.

On July 22, 1997, the Board of Directors of the Company authorized an increase in the Company's dividend per share on common stock to $0.43 per quarter ($1.72 per share on an annualized basis). The first quarterly payment at the new amount was made August 29, 1997, to shareholders of record on August 8, 1997.

Regulatory Matters
------------------
Wisconsin Gas voluntarily reduced its utility rates by $3.0 million on an annualized basis effective November 1, 1996. With this reduction, Wisconsin Gas's rates recover $7.5 million per year less than the maximum margin allowed by the PSCW's November 1994 rate order. The Company announced a further $1.5 million rate reduction on an annualized basis effective November 1, 1997. The Company has the ability to raise or lower margin rates within a specified range on a quarterly basis.

On November 4, 1997, the PSCW granted Wisconsin Gas's request for a one-year extension of the Performance-based Alternative
Ratemaking Mechanism through October 31, 1999.

New Accounting Pronouncement
----------------------------
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international
EPS standards and will be effective in the last quarter of fiscal 1997. This statement is not expected to have a material impact on the Company's reported EPS.

Notes to Consolidated Financial Statements (Unaudited):


1) At September 30, 1997 WICOR had borrowings of $19.3 million under total unsecured lines of credit of $238.6 million with several banks. The Company has classified $27.0 million of commercial paper as long-term debt as of September 30, 1997. A total of $35.2 million of commercial paper, classified as short-term debt, was outstanding as of September 30, 1997 at a weighted average interest rate of 5.6%.


2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                             For the Nine Months
                                             Ended September 30,
                                           ----------------------
                                           1997        1996
                                        ----------  ----------
                                        (Thousands of Dollars)
  Income taxes paid                     $  14,556 $  28,050
  Interest paid                         $  12,008 $  11,687


3) During the third quarter of 1997, WICOR and its subsidiaries consummated two acquisitions. The aggregate purchase price of these acquisitions totaled less than $10 million. Effective
August 4, 1997, Sta-Rite Industries, Inc. acquired, for cash and the assumption of certain liabilities, a line of swimming pool and spa lighting equipment made by Hydrel, a division of California-based GTY Industries. Effective September 17, 1997, the Company acquired, for stock, Fibredyne, Inc., a privately-held, Dover, New Hampshire based manufacturer of specialty filter cartridges for purification of drinking water and electroplating solutions, and for various high-purity industrial applications. Both acquisitions have been accounted for as purchases with results included in WICOR's financial statements subsequent to the acquisition date.

4) The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards and will be effective in the last quarter of fiscal 1997. This statement is not expected to have a material impact on the Company's EPS.

Part II - Other Information


Item 2. Changes In Securities
-----------------------------
On September 17, 1997, the Company issued 127,838 shares of its Common Stock, $1 par value ("Common Stock"), in connection with its acquisition of Fibredyne, Inc. ("Fibredyne"). The acquisition was structured as a merger of a newly-formed wholly-owned subsidiary of the Company with and into Fibredyne, which was the surviving corporation. The Company received all the outstanding capital stock of Fibredyne and the sole shareholder of Fibredyne received 127,838 shares of Common Stock upon the consummation of the merger. The issuance of the Common Stock to such shareholder was exempt from registration under the Securities Act of 1993, as amended, pursuant to Section 4(2) thereof.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)    Exhibits

4.1  Revolving Credit Agreement dated as of August 6, 1997, among
     WICOR, Inc. and Citibank, N.A., as agent, Firstar Bank
     Milwaukee, N.A., Harris Trust and Savings Bank and M&I
     Marshall & Illsley Bank.

4.2  Revolving Credit Agreement dated as of August 6, 1997, among
     Wisconsin Gas Company and Citibank, N.A., as agent, Firstar
     Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I
     Marshall & Illsley Bank.

4.3  Revolving Credit Agreement dated as of August 6, 1997, among
     WICOR Industries, Inc. and Citibank, N.A., as agent, Firstar
     Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I
     Marshall & Illsley Bank.

  27   Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the third quarter of 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             WICOR, INC.



Dated:  October 31, 1997     By:      /s/ Joseph P. Wenzler
                                      ------------------------
                                          Joseph P. Wenzler

                                   Senior Vice President, Treasurer
                                     and Chief Financial Officer

                             WICOR, Inc.
                        Index to Exhibits


4.1 Revolving Credit Agreement dated as of August 6, 1997, among WICOR, Inc. and Citibank, N.A., as agent, Firstar
     Bank Milwaukee, N.A., Harris Trust and Savings Bank and
     M&I Marshall & Illsley Bank.

4.2 Revolving Credit Agreement dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as agent, Firstar Bank Milwaukee, N.A., Harris Trust and
     Savings Bank and M&I Marshall & Illsley Bank.

4.3 Revolving Credit Agreement dated as of August 6, 1997, among WICOR Industries, Inc. and Citibank, N.A., as agent, Firstar Bank Milwaukee, N.A., Harris Trust and
     Savings Bank and M&I Marshall & Illsley Bank.

  27   Financial data schedule (EDGAR version only).