Form 10-K405
period 1997-12-31
WICOR INC
filed 1998-03-20
CIK 314890

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997
                                   OR

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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

	Aggregate market value of the voting stock held by non-affiliates of the
registrant:       $878,833,100 at February 28, 1998.

	Number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997:

      Common Stock, $1 par value              18,631,681 shares

             Documents Incorporated by Reference
WICOR, Inc. proxy statement dated March 13, 1998 (Part III)
WICOR, Inc. 1997 Annual Report to Shareholders (Parts I and II)

                      TABLE OF CONTENTS

                                                             PAGE

PART I.                                                        1

Item 1.  Business                                              1
  a)  General Development of Business                          1
  b)  Financial Information about Industry Segments            1
  c)  Forward-Looking Statements                               1
  d)  Narrative Description of Business                        2
      1)  Energy                                               2
          A.  General                                          2
          B.  Gas Markets and Competition                      2
          C.  Gas Supply, Pipeline Capacity and Storage        3
                1)  General                                    3
                2)  Pipeline Capacity and Storage              3
                3)  Term Gas Supply                            4
                4)  Spot Market Gas Supply                     4
                5)  Potential New Pipeline Capacity            4
          D.  Wisconsin Regulatory Matters                     5
                1)  Rate Matters                               5
                2)  Gas Cost Recovery Mechanism                5
                3)  Transition Cost Recovery Policy            5
                4)  Changing Regulatory Environment            5
          E.  Employees                                        5
      2.  Manufacturing of Pumps, Fluid
            Processing and Filtration Equipment................6

          A.  General                                          6
          B.  U.S. Operations                                  6
          C.  International Operations                         6
          D.  Raw Materials and Patents                        6
          E.  Employees                                        7

Item 2.  Properties                                            7

  a)  Capital Expenditures                                     7
  b)  Energy                                                   7
  c)  Manufacturing of Pumps, Fluid Processing
      and Filtration 	Equipment                                7

Item 3.  Legal Proceedings                                     7

Item 4.  Submission of Matters to a Vote of Security Holders   9

Executive Officers of the Registrant                           9


PART II                                                       10

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                    10

Item 6.  Selected Financial Data                              10

Item 7.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                10

Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk                                 10

                                                             PAGE

Item 8.  Financial Statements and Supplementary Data          10

Item 9.  Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                              10

PART III.                                                     10

Item 10.  Directors and Executive Officers
            of the Registrant                                 10

Item 11.  Executive Compensation                              10

Item 12.  Security Ownership of Certain
            Beneficial Owners and Management                  11

Item 13.  Certain Relationships and Related Transactions      11


PART IV                                                       11

Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                           11

            a)  Documents Filed as Part of the Report         11

                 1.  All Financial Statements and Financial
                       Statement Schedules                    11
                 2.  Financial Statement Schedules            11
                 3.  Exhibits                                 11

            b)  Reports on Form 8-K                           11

PART I

Item 1.  BUSINESS

  a)  General Development of Business

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

	The Company was incorporated in 1980, when it acquired all the outstanding common stock of Wisconsin Gas through a merger. The Company acquired all of the outstanding common stock of Sta-Rite, SHURflo and Hypro through acquisitions in 1982, 1993, and 1995, respectively.

	Per news release in April, 1997 Nocchi Pompe S.p.A., an Italian subsidiary of Sta-Rite, purchased selected business assets and assumed certain liabilities of Majmar Pompe s.r.l., a pump manufacturer located in Milan, Italy. Majmar makes pumps for water circulation and pressure boosting applications. Majmar pumps are used primarily in residential and commercial heating systems, fire protection systems, high rise buildings and municipal water supply systems.

	In June, 1997 FieldTech acquired selected business assets of Can Am Utility Services Corporation, a privately held provider of contract meter reading, meter installation and other services for water, gas and electric utilities.

	In August, 1997 Sta-Rite purchased a line of swimming pool and spa lighting equipment made by Hydrel, a division of California-based QTY industries. Sta-Rite also assumed certain liabilities of Hydrel.

	In September, 1997 the Company acquired a 100% ownership interest in Fibredyne, Inc. ("Fibredyne"). Fibredyne is a New Hampshire based manufacturer of specialty filter cartridges for purification of drinking water and industrial process fluids. Fibredyne operates as a subsidiary of Sta-Rite.

	At December 31, 1997, the Company (including subsidiaries) had
3,625 employees.

  b)  Financial Information About Industry Segments

	Refer to the section entitled "Management's Discussion and Analysis-General Overview" set forth in the Company's 1997 Annual Report to Shareholders. That section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

  c)  Forward-Looking Statements
	Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include general economic conditions; weather conditions; business conditions in the energy industry; the impact of and changes in government regulations; changes in environmental remediation costs; unanticipated increases in manufacturing costs; market acceptance of or preference for the Company's products; technological factors; and other risk factors identified from time to time by the Company in reports filed with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

  d)  Narrative Description of Business
                               1.  ENERGY
A.  General
	Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin. At December 31, 1997, Wisconsin Gas distributed gas to approximately 521,000 residential, commercial and industrial customers in 521 communities throughout Wisconsin. Wisconsin Gas' service area has an estimated population of approximately 2,000,000 based on State of Wisconsin's estimates for 1997. Wisconsin Gas is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities. See "Wisconsin Regulatory Matters".

	WICOR Energy and FieldTech are in their third year of operations, and their results are not material to the Company's financial position or results of operations.

B.  Gas Markets and Competition
	Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its gas deliveries occurring during the winter heating season. Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Most of Wisconsin Gas' large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. Wisconsin Gas offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with pipelines and Wisconsin Gas to have the gas transported to the facilities where it is used. Wisconsin Gas also offers to sell gas at prices that are competitive with third-party sellers. Wisconsin Gas earns substantially the same margin (difference between revenue and cost of gas), whether it sells gas and transportation to customers or only transports third-party gas. Effective November 1, 1997, Wisconsin Gas' margin may be impacted by its gas purchasing practices. See "Wisconsin Regulatory Matters - Gas Cost Recovery".

	The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers. The volumes shown as transported represent third-party gas that was delivered by Wisconsin Gas to its customers. The sales volumes represent quantities sold and delivered to customers by Wisconsin Gas.

Customer Class                              Year Ended
                          ------------------------------------------------
                            December 31, 1997         December 31, 1997
                          --------------------      ----------------------
                          Thousands                 Thousands
Sales                     of Therms*    Percent     of Therms*     Percent
---------------------     ---------     -------     ----------     -------
Residential                 484,330       37.5        529,910        39.1
Commercial                  219,220       17.0        242,570        17.9
Large Volume Commercial
  and Industrial Firm        87,240        6.8        110,780         8.2
Commercial and
  Industrial
  Interruptible              72,770        5.5        196,240        14.5
                          ---------     -------     ----------     ------
Total Sales                 863,560       66.8      1,079,500        79.7
Transportation
--------------
  Transported               428,830       33.2        275,780        20.3
                          ---------     -------     ----------     ------
Total Gas Throughput      1,292,390      100.0      1,355,280       100.0
                          =========     =======     ===========    ======

*One therm equals 100,000 BTU's.

	Wisconsin Gas continues to secure approximately 98% of all new residential heating, 88% of existing residential and commercial retrofit and 70% of all new commercial construction customers in its service territory. Up to 25% of Wisconsin Gas' Milwaukee area annual market requirements can be supplied through the interstate pipelines of either ANR Pipeline Company ("ANR") or Northern Natural Gas Company ("NNG"). This capability enhances competition between ANR and NNG for services to Wisconsin Gas and its customers, and management believes that such competition provides overall lower gas costs to all customers than otherwise would exist.

	Federal and state regulators continue to implement policies to bring more competition to the gas industry. The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services, which were formerly utility monopoly functions, are expected to become increasingly subject to competition from third parties. Given this regulatory direction and the fact that Wisconsin Gas' earnings are substantially the same whether it sells and distributes gas or only distributes it, Wisconsin Gas is pursuing a long-term strategy to no longer sell gas. WICOR Energy sells gas on a for-profit basis and will seek to replace Wisconsin Gas for a significant number of Wisconsin Gas' customers as well as those of other utilities. Wisconsin Gas must obtain PSCW approval to implement its strategy. To date, the PSCW has stated that it will permit utilities to discontinue the sale of gas on a market segment by market segment basis, when it determines that there is adequate and persistent competition in the particular segment. So far, the PSCW has not permitted any Wisconsin utility to discontinue completely the sale of gas to any market segment.

	With PSCW approval, Wisconsin Gas has implemented a small-customer gas-supplier choice pilot program that is designed to test (1) market acceptance of third-party gas marketers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program, which began on November 1, 1996, has 2,114 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications. Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence of state regulatory policies and Wisconsin Gas' actions, the volume of gas sold by third parties and distributed by Wisconsin Gas has increased steadily since 1995 and now constitutes approximately one-third of the gas distributed by Wisconsin Gas. See "Wisconsin Regulatory Matters". In 1997, Wisconsin Gas added over 8,000 customers and has added more than 50,000 customers over the past five years.

	Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of Wisconsin Gas and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies. Although the dual-fuel market comprises more than 35% of Wisconsin Gas' annual deliveries, it contributes only about 10% of Wisconsin Gas' margin.

C.  Gas Supply, Pipeline Capacity and Storage

  1)  General

	Prior to the Federal Energy Regulatory Commission's ("FERC") Order No. 636, which was implemented on November 1, 1993, the interstate pipelines serving Wisconsin Gas were the primary sellers of natural gas to Wisconsin Gas. Order No. 636 required the pipelines to discontinue the sale of gas on a delivered basis. During the transition period prior to the implementation of Order No. 636, Wisconsin Gas gradually assumed responsibility for the acquisition of supply from other sellers in the production areas of North America, as well as the management of transportation and storage capacities to deliver that supply to its market area. On November 1, 1993, Wisconsin Gas commenced full operation and responsibility for its supply and capacity under the requirements of Order No. 636.

	One of the provisions of Order No. 636 is capacity release. Capacity release creates a secondary market for pipeline long-line and storage capacity and for gas supplies. Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak days generally occur only a few times each year, so capacity release facilitates higher utilization of capacity and supply during those times when the capacity and supply are not needed by the utility. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, thereby helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. During 1997, Wisconsin Gas continued its active participation in the capacity release market.

	Operating under Order No. 636, Wisconsin Gas has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold and unseasonably warm weather.

  2)  Pipeline Capacity and Storage

	Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. Wisconsin Gas has contracted for long-term firm capacity on a relatively equal basis from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of Wisconsin Gas' supply portfolio and that Canada represents an important long-term source of reliable, competitively-priced gas. See "Potential New Pipeline Capacity".

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

	Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.

                                  Maximum Daily
      Pipeline                (Thousands of Therms*)
      -------------------     ----------------------
      ANR
        Mainline                        2,821
        Storage                         4,826
      NNG
        Mainline                        1,048
        Peaking Facilities                228
      Viking
        Mainline                           77
        Peaking Facilities                 76
                               ---------------------
      Total                             9,076
                               =====================

*One therm equals 100,000 BTU's.

  3)  Term Gas Supply

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

                                                Maximum Daily
                                                 (Thousands
                                                  of Therms*)
                                                --------------
                   Domestic flowing gas              1,937
                   Canadian flowing gas              1,628
                   Storage withdrawals               5,054
                   Peaker withdrawals                   76
                                                --------------
                   Total                             8,695
                                                ==============

*One therm equals 100,000 BTU's.

  4)  Spot Market Gas Supply

	Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate.
Wisconsin Gas has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

  5)  Potential New Pipeline Capacity

	Viking Voyageur Gas Transmission LLC has filed an application with the FERC to construct a 775-mile, 42-inch, high-pressure natural gas pipeline from the United States - Canada border at Emerson, Manitoba, Canada, to the Chicago area near Joliet, Illinois ("Viking Voyageur"). The pipeline would run generally east from the Minneapolis area to Marshfield, Wisconsin and then generally south to Chicago. The pipeline would have a capacity of 1.4 billion cubic feet of gas per day. The pipeline is proposed to be in service by November 1, 1999.

	Wisconsin Gas is in the process of negotiating contracts for the purchase of Canadian gas which the sellers would deliver to various points in Wisconsin along the Viking Voyageur route. Wisconsin Gas would file applications with the PSCW to construct one or more lateral lines to connect the utility's distribution system to Viking Voyageur.

	The Viking Voyageur pipeline would provide benefits to Wisconsin Gas and its customers in two major ways. First, it would provide ongoing competition with ANR and NNG, which is likely to cause customers' overall gas bills to decline. Second, it would provide additional capacity which will be necessary to meet future demand for gas and to ensure gas service remains reliable.

	Management cannot predict if or when Viking Voyageur will be approved and constructed, nor if and when Wisconsin Gas will receive approval for or construct laterals to connect to Viking Voyageur.

D.  Wisconsin Regulatory Matters

  1)  Rate Matters

	Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

	Wisconsin Gas' rates were made subject to a total margin rate cap (initially three years through October 1997) based on the rates in effect in November 1994. On October 10, 1997, the PSCW approved a second one-year extension of the margin cap mechanism to November 1, 1999. The PSCW order also specified margin rate floors for each rate class. Wisconsin Gas has the ability to raise or lower margin rates within the specified range on a quarterly basis. The rates at December 31, 1997, were $9.0 million below the cap because of annualized rate reductions beginning in 1995.

  2)  Gas Cost Recovery

	Wisconsin Gas' rates traditionally contained clauses providing for periodic adjustment, with PSCW approval, to reflect changes in purchased gas costs including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy".

	The PSCW approved an incentive gas cost recovery mechanism for Wisconsin Gas effective November 1, 1997. Under the mechanism, monthly targeted gas supply costs, including upstream capacity costs, are set. At the end of each 12-months, Wisconsin Gas' actual gas supply costs are compared with the aggregate annual targeted costs. If Wisconsin Gas' actual costs are within 1-1/2% (either above or below) the target costs, Wisconsin Gas recovers its actual costs. If Wisconsin Gas' actual costs are between 1-1/2% and 4% below the target, Wisconsin Gas and its customers share the benefits equally. Similarly, if actual gas costs are between 1-1/2% and 4% above the target, Wisconsin Gas and its customers share the additional costs equally. If actual costs are outside the 4% band either side of the target, the benefits and additional costs below or above 4%, as the case may be, accrue to or are borne by customers.

  3)  Transition Cost Recovery Policy

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

	In the judgment of management, the incurrence of these transition costs will have no material effect on Wisconsin Gas' operations or financial condition under current PSCW policy. See Note 8a to Notes to Consolidated Financial Statements contained in Exhibit 13, consisting of portions of the Company's 1997 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

  4)  Changing Regulatory Environment

	The PSCW has instituted a proceeding to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. To date, the PSCW has made a policy decision to deregulate gas prices for customer segments with workably competitive market choices. The PSCW has identified numerous issues which must be resolved before its policy can be implemented. The PSCW has a number of work groups addressing these issues. Work group recommendations to the PSCW are due over the next two years. The Company is unable to determine what impact this proceeding may have on Wisconsin Gas' operations or financial position. See "Gas Markets and Competition".

E.  Employees

	At December 31, 1997, the energy group had 1,174 full-time active employees.

     2.  MANUFACTURING OF PUMPS AND FLUID PROCESSING AND FILTRATION
EQUIPMENT

A.  General

	The Company's manufacturing subsidiaries manufacture pumps and fluid processing and filtration equipment for residential, agricultural and industrial markets world-wide. Manufacturing and assembly activities are conducted in plants in the United States, Australia, Germany, India, Italy, Mexico and New Zealand.

B.  U.S. Operations

	Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, residential and in-line pool and spa filters, and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, "hot tubs", jetted bathtubs, and fountains. The manufacturing businesses also produce large higher pressure and capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

	Small, high performance pumps, and related fluids-handling products, are used in four primary markets: (1) the food service industry, where gas operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing; (2) the recreational vehicle and marine markets, where electric motor driven pumps are used for a variety of applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other applications including marine engine cooling, marine wash down, bilge and live well pumping; (3) industrial markets, where applications are used in carpet cleaning machines for soil extraction, agricultural equipment for spraying pesticides and fertilizers, firefighting applications and general industrial applications requiring fluid handling; and (4) the water purification industry, where electric motor driven pumps are used to pressurize reverse osmosis systems and for water transfer.

	Sales of pumps and water processing equipment are somewhat related to the seasons of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools and spas, and for the food service, recreational vehicle, agricultural spraying, and marine engine cooling markets. Management believes the Company also ranks among the larger producers of pool and spa filters, submersible turbine pumps and pumps for firefighting. Major brand names under trademarks include "Sta-Rite", "Berkeley", "SHURflo", "Flotec", "AquaTools", "Hydro-Flow", "FoamPro", "Onga", "Hypro", "Sherwood", "SherTech", and "Nocchi".

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

C.  International Operations

	International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on six continents. Foreign manufacturing is carried out by Australian, German, Indian, Italian, Mexican and New Zealand subsidiaries. The products sold in the international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic operating revenues, including exports, were 34% of 1997 manufacturing group sales.

D.  Raw Materials and Patents

	Raw materials essential to the manufacturing operations are available from various established sources in the United States and overseas. The principal raw materials needed for production of the Company's primary lines of products include cast iron, aluminum and bronze castings for pumps; copper wire, steel and aluminum for motors; stainless and carbon sheet steel, bar steel and tubing; plastic resins for injection molded components; and powdered metal components. The manufacturing units also purchase from third party suppliers completely assembled electric motors, plastic molded parts, elastomers for valves and diaphragms, components for electric motors, stamped and die-cast metal parts, and hardware and electrical components. Although the manufacturing subsidiaries own a number of patents and hold licenses for manufacturing rights under other patents, no one patent or group of patents is material to the success of the manufacturing businesses as a whole.

E.  Employees

	At December 31, 1997, the manufacturing group had 2,442 full time active employees.

Item 2.  PROPERTIES

  a)  Capital Expenditures

	The Company's capital expenditures for the year ended
December 31, 1997, totaled $51.6 million. Retirements during this period totaled $24.6 million. Except as discussed under "Legal
Proceedings", the Company does not expect to make any material capital expenditures for environmental control facilities in 1998.

(b)  Energy

	Wisconsin Gas owns a distribution system which, on December 31, 1997, included approximately 8,700 miles of distribution and transmission mains, 435,700 services and 523,700 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas also owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

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

(c)  Manufacturing of Pumps, Fluid Processing and Filtration Equipment

	The manufacturing group has 15 manufacturing facilities located in California (3), Minnesota, Nebraska, New Hampshire, Wisconsin, Australia, Germany, India, Italy (3), Mexico and New Zealand. These plants contain a total of approximately 1,240,000 square feet of floor space. The Company through its manufacturing business also owns or leases six sales/distribution facilities in the United States, five in Australia, and one each in Canada, France, Italy, Kazakhstan, Mexico, New Zealand, Russia and the United Kingdom.

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

  a)  Manufacturing Business

	The manufacturing subsidiaries are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). The Company has established accruals for all environmental contingencies of which management is aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where cleanup is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain, and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies described above will not be material to the Company's financial position or results of operations.

	In July 1994, Sta-Rite was notified by the Wisconsin
Department of Natural Resources ("WDNR") that the WDNR believes solvents used at a manufacturing site previously operated by Sta-Rite have migrated and contributed to the contamination of a Deerfield, Wisconsin municipal well, serving Deerfield residents, and surrounding property. In August, 1995 the WDNR issued an order to investigate, restore and repair the natural resources located in Deerfield. The order was dismissed on November 6, 1996. Although the Village of Deerfield has brought suit against Sta-Rite, alleging damages of more than $500,000 for new wells, management believes that the resolution of this matter will not have a material adverse effect upon its financial condition or results of operations. However, there is a possibility that costs in excess of the amount accrued may be incurred in the future.

  B  Energy Business

	Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Wisconsin Gas completed a comprehensive review of its potential environmental liabilities stemming from these two former manufactured gas plant sites. Significant technological developments, lower unit costs and the recognition of the "brown fields" concept by regulatory agencies have all resulted in a reduction in 1997 in the estimate of the probable liability for cleanup to $12 million. This cleanup estimate considered a number of factors, including the estimated extent and volume of contaminated soil and/or groundwater and is based on current undiscounted costs. In addition, management believes it is possible, but not likely, that approximately $5 million in additional remediation costs may be incurred.
Expenditures over the next three years are expected to total approximately $8 million.

	The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2017.
Environmental remediation work for one of the sites was commenced in the first quarter of 1998 and will continue through 1999. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.

	Due to anticipated regulatory treatment, changes in the Wisconsin Gas recorded cleanup liability for the manufactured gas plant sites do not immediately impact net income. Under the current ratemaking treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and recovered from gas customers.

	On February 21, 1997, Wisconsin Gas was named by the defendant in an environmental cleanup lawsuit as a co-defendant. The suit involves contamination of a Milwaukee area industrial site by wood chips characteristic of those used in the manufactured gas process. Wisconsin Gas believes it is not the source of the contaminated wood chips and intends to vigorously defend the suit. Although the Company is unable to predict the outcome of the litigation, management currently believes that amounts recovered from its insurance carriers or through rate recovery will be sufficient to cover any liability imposed on Wisconsin Gas.

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

	See Note 8c to Notes to Consolidated Financial Statements contained in Exhibit 13, consisting of portions of the Company's 1997 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth the names and ages of, and the offices held by, the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders in April.

Name                 Age                 Offices Held
George E. Wardeberg   62  Chairman and Chief Executive Officer of the
                          Company and its subsidiaries

Thomas F. Schrader    48  President and Chief Operating Officer of the
                          Company and Vice Chairman of Wisconsin Gas,
                          WICOR Energy and FieldTech

Bronson J. Haase      53  Vice President of the Company and President
                          and Chief Executive Officer of Wisconsin Gas,
                          WICOR Energy and FieldTech

James C. Donnelly     52  Vice President of the Company and President
                          and Chief Executive Officer of Sta-Rite

Joseph P. Wenzler     56  Senior Vice President, Treasurer and Chief
                          Financial Officer of the Company and WICOR
                          Industries; Vice President and Chief
                          Financial Officer of Wisconsin Gas; Treasurer and Secretary of SHURflo and Hypro; and VP and Treasurer of WICOR Energy and FieldTech

Robert A. Nuernberg   58  Secretary of the Company, WICOR Energy
                          Services and FieldTech; and Vice President-
                          Corporate Relations and Secretary of
                          Wisconsin Gas

Each of the executive officers has held his position for more than five years, except as follows:

Mr. Wardeberg was elected Chairman of the Company effective July 23, 1997. Prior thereto, he was President and Chief Executive Officer of the Company from 1994 to 1997, and held executive positions with the Company's subsidiaries from 1989 to 1994. He continues in his position as Chairman of the Company's subsidiaries.

Mr. Schrader was elected to his current positions in 1997. Prior thereto, he was Vice President of the Company from 1988 to 1997 and President and Chief Executive Officer of Wisconsin Gas from 1990 to 1997, WICOR Energy from 1995 to 1997 and FieldTech from 1996 to 1997.

Mr. Haase was elected Vice President of the Company and President and Chief Executive Officer of Wisconsin Gas, WICOR Energy and FieldTech on December 31, 1997. Prior thereto, he served as President and Chief Executive Officer of Ameritech Wisconsin for more than five years.

Mr. Donnelly was elected President and Chief Executive Officer of Sta-Rite in 1994. He has been a Vice President of the Company since 1987. Previously, he served as President and Chief Operating Officer of Sta-Rite for more than five years.

Mr. Wenzler was elected Senior Vice President, Treasurer and Chief Executive Officer of the Company on July 23, 1997. Prior thereto, he served as Vice President, Treasurer and Chief Financial Officer of the Company from 1992 to 1997. He continues as Vice President and Chief Financial Officer of Wisconsin Gas and as Treasurer and Secretary of SHURflo and Hypro.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

	The Company's common stock and the associated common stock purchase rights (which do not currently trade independently of the common stock) are traded on the New York Stock Exchange. For information regarding the high and low sales prices for the Company's common stock and dividends paid per share in each quarter of 1997 and 1996, see the section entitled "Investor Information" set forth in the Company's 1997 Annual Report to Shareholders. That section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

	At December 31, 1997, there were 22,312 holders of record of WICOR common stock.

	The Company's ability to pay dividends is dependent to a great extent on the ability of its subsidiaries to pay dividends. The Wisconsin Business Corporation Law and the indentures and agreements under which debt of the Company and its subsidiaries is outstanding each contain certain restrictions on the payment of dividends on common stock by the Company's subsidiaries. See Note 7 of Notes to Consolidated Financial Statements contained in Exhibit 13, consisting of portions of the Company's 1997 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

	Refer to the section entitled "Selected Financial Data" set forth in the Company's 1997 Annual Report to Shareholders. Such
section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

	Refer to the section entitled "Management's Discussion and Analysis" set forth in the Company's 1997 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

		Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Refer to the Company's consolidated balance sheets and consolidated statements of capitalization as of December 31, 1997 and 1996, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1997, together with the report of independent public accountants dated January 26, 1998, all appearing in Exhibit 13, consisting of portions of the Company's 1997 Annual Report to Shareholders, which is hereby incorporated herein by reference.

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Refer to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 13, 1998, which is hereby incor-porated herein by reference, for the names, ages, business experience and other information regarding directors and nominees for election as directors of the Company. See "Executive Officers of the Registrant" included in Part I hereof for information regarding executive officers of the Company.

Item  11.  EXECUTIVE COMPENSATION

	Refer to "Executive Compensation" included in the WICOR proxy statement dated March 13, 1998, which is hereby incorporated herein by reference, for information on compensation of executive officers of the Company; provided, however, that the subsections entitled "Board Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Information" shall not be deemed to be incorporated herein by reference. Refer to "Board of Directors" included in the WICOR proxy statement dated March 13, 1998, which is hereby incorporated herein by reference, for information on compensation of directors of the Company.

Item  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT

	Refer to "Security Ownership of Management" included in the WICOR proxy statement dated March 13, 1998, which is hereby incorporated herein by reference, for information regarding voting securities of the Company beneficially owned by its directors and officers.

Item  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Refer to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 13, 1998, which is hereby incorpo-rated herein by reference, for the information required to be disclosed under this item.

PART IV

Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

  1. All Financial Statements. The Company's consolidated balance sheets and statements of capitalization as of December 31, 1997 and 1996, and the related consolidated statements of income, common equity and cash flow for each of the three years in the period ended December 31, 1997, together with the report of independent public accountants dated January 26, 1998, included in Exhibit 13, consisting of portions of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

  2.  Financial statement schedules.

      Schedule III -- Condensed Statements of Income, Retained Earnings and Cash Flows (Parent Company Only) for the Years Ended December 31, 1997, 1996 and 1995; Condensed Balance Sheets (Parent Company Only) as of December 31, 1997 and 1996; Notes to Parent Company Only Financial Statements.

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

3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for 1994).

4.1 Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to
Exhibit 7-E to Milwaukee Gas Light Company's Registration Statement No.
2-8631).

4.2 Bond Purchase Agreement, dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-43729).

4.3 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to Wisconsin Gas Company's Form S-3
Registration Statement No. 33-36639).

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

4.7 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Ilsley Bank
(incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

4.8 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.2 the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

4.9 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR Industries, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

4.10 Rights Agreement, dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-K Current Report for August, 1989).

4.11 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank, N.V., Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 26, 1996).

4.12 Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V. (incorporated by reference) to
Exhibit 4.15 to the Company's Annual Report on Form 10-K for 1996).

4.13 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

4.14 Securities Loan Agreement, effective June 22, 1996, among Citibank, N.A. and Sta-Rite Industries, Inc. (incorporated by reference to Exhibit
4.2 to the Company's Quarterly Report on Form 10-Q dated July 30, 1996).

10.1 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., WEXCO of Delaware, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference
Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1995).

10.2 Endorsement of Hypro Corporation, dated as of July 19, 1995, to Service Agreement among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc. and WEXCO of Delaware, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report Form 10-K for 1995).

10.3# WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration
Statement No. 33-67132).

10.4# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration
Statement No. 33-67132).

10.5# WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration
Statement No. 33-55755).

10.6# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration
Statement No. 33-55755).

10.7# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement No. 33-55755).

10.8 Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated July 31, 1997).

10.9#  WICOR, Inc. 1998 Officers' Incentive Compensation Plan.

10.10#  Wisconsin Gas Company Principal Officers' Supplemental
Retirement Income Program (incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for 1993).

10.11#  Wisconsin Gas Company 1998 Officers' Incentive Compensation
Plan.

10.12# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report Form 10-K for 1992).

10.13# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for 1990).

10.14#  Sta-Rite Industries, Inc. 1998 Officers' Incentive Compensation
Plan.

10.15#  Sta-Rite Industries, Inc. Group Travel Accident Plan
(incorporated by reference to Exhibit 10.28 to the Company's Annual Report Form 10-K for 1992).

10.16# WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration
Statement No. 33-67134).

10.17# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for 1991).

13  Portions of the WICOR, Inc. 1997 Annual Report to Shareholders.

21  Subsidiaries of WICOR, Inc.

23  Consent of independent public accountants.

27  Financial Data Schedule. (EDGAR version only)

99 WICOR, Inc. proxy statement dated March 13, 1998. (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

(b)  Reports on Form 8-K.
     No Current Report on Form 8-K was filed during the fourth quarter of 1997.

                                SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                WICOR, Inc.

                                     BY    /S/ JOSEPH P. WENZLER
                                         ---------------------------
Date:  March 18, 1998                          JOSEPH P. WENZLER
                                   Senior Vice President, Treasurer, and
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                 Title                          Date

GEORGE E. WARDEBERG
George E. Wardeberg      Chairman, Chief Executive        March 18, 1998
                         Officer and Director
                         (Principal Executive Officer)

THOMAS F. SCHRADER
Thomas F. Schrader       President, Chief Operating       March 18, 1998
                         Officer and Director

JOSEPH P. WENZLER
Joseph P. Wenzler        Senior Vice President, Treasurer March 18, 1998
                         and Chief Financial Officer
                         (Principal Financial Officer
                         and Principal Accounting
                         Officer)

WENDELL F. BUECHE
Wendell F. Bueche        Director                         March 18, 1998

WILLIE D. DAVIS
Willie D. Davis          Director                         March 18, 1998

JERE D. MCGAFFEY
Jere D. McGaffey         Director                         March 18, 1998

DANIEL F. MCKEITHAN, JR.
Daniel F. McKeithan, Jr. Director                         March 18, 1998

GUY A. OSBORN
Guy A. Osborn            Director                         March 18, 1998

STUART W. TISDALE
Stuart W. Tisdale        Director                         March 18, 1998

ESSIE M. WHITELAW
Essie M. Whitelaw        Director                         March 18, 1998

WILLIAM B. WINTER
William B. Winter        Director                         March 18, 1998

                        Schedule III - Condensed
                  Parent Company Financial Statements

                              WICOR, INC.
                         (Parent Company Only)
                          Statement of Income

                                            Year Ended December 31,
                                      ----------------------------------
                                         1997        1996        1995
                                      ----------  ----------  ----------
                                            (Thousands of Dollars)
Income:
  Undistributed equity in income of
    subsidiaries after dividends      $  19,048   $  19,023   $  16,052

  Cash dividends from subsidiaries       30,000      28,044      23,000

  Interest income and other                 747         722       2,237
                                      ----------  ----------  ----------
                                         49,795      47,789      41,289
                                      ----------  ----------  ----------
Expenses:
  Operating (Supplemental Note C)            96         868       1,120
  Interest                                   36          62         275
                                      ----------  ----------  ----------
                                            132         930       1,395
                                      ----------  ----------  ----------

Income Before Parent
  Company Income Taxes                   49,663      46,859      39,894
Income Taxes                                140          88         367
                                      ----------  ----------  ----------

Net Income                            $  49,523   $  46,771   $  39,527
                                      ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                              Schedule III - Condensed
                         Parent Company Financial Statements (continued)

                                      WICOR, INC.
                                (Parent Company Only)
                                    Balance Sheet

                                               As of December 31,
                                            ----------------------
             (Thousands of Dollars)            1997        1996
Assets                                      ----------  ----------
Current Assets:
  Cash and cash equivalents                 $     207   $   1,458
  Intercompany receivable,
     net (Supplemental Note B)                  8,473      12,012
  Other                                           123          51
                                            ----------  ----------
                                                8,803      13,521
                                            ----------  ----------

 Investment in Subsidiaries, at equity        384,565     358,094
                                            ----------  ----------

Deferred Income Taxes                             151         186
Deferred Charges and Other                      1,305       1,426
                                            ----------  ----------
                                            $ 394,824   $ 373,227
                                            ==========  ==========
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Income taxes payable                      $      32   $     511
  Other                                           447         650
                                            ----------  ----------
                                                  479       1,161
                                            ----------  ----------
Deferred Credits                                1,118       1,160
                                            ----------  ----------
Capitalization:
  ESOP loan guarantee (Supplemental Note D)     3,607       4,407
                                            ----------  ----------
  Common equity:
    Common stock, $1 par value, authorized
      60,000,000 shares; outstanding
      18,237,000 and 16,918,000
      shares, respectively                     18,601      18,407
    Other paid-in-capital                     232,702     224,041
    Retained earnings                         147,903     129,777
    Accumulated other comprehensive income     (5,377)       (604)
    Unearned compensation
      (Supplemental Note D)                    (4,209)     (5,122)
                                            ----------  ----------
      Total common equity                     389,620     366,499
                                            ----------  ----------
                                            $ 394,824   $ 373,227
                                            ==========  ==========

The accompanying notes are an integral part of these statements.

                              Schedule III - Condensed
                Parent Company Only Financial Statements (continued)

                                      WICOR, INC.
                               Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents

                                            Year Ended December 31,
(Thousands of Dollars)                ----------------------------------
                                         1997        1996        1995
Operations-                           ----------  ----------  ----------
  Net income                          $  49,523   $  46,771   $  39,527
  Adjustments to reconcile net
   income to net cash flows:
    Undistributed equity in (income)
      losses of subsidiaries            (19,048)    (19,023)    (16,052)
    Change in deferred income taxes          35           6          12
    Change in interco. receivables        3,539       1,742     (11,715)
    Change in income taxes payable         (479)     (4,509)        597
    Change in other current assets          (72)         25           3
    Change in other current liab.          (203)        489          62
    Change in other non-current
      assets and liabilities             (5,833)       (719)     (1,149)
                                      ----------  ----------  ----------
                                         27,462      24,782      11,285
                                      ----------  ----------  ----------
Investment Activities-
  Investments in subsidiaries                 -        (600)    (37,875)
  Proceeds from sale of assets                -           -       5,099
                                      ----------  ----------  ----------
                                              -        (600)    (32,776)
                                      ----------  ----------  ----------
Financing Activities-
  Issuance of common stock                2,684       3,345      40,285
  Dividends paid on common stock,
    less amounts reinvested             (31,397)    (30,485)    (27,454)
                                      ----------  ----------  ----------
                                        (28,713)    (27,140)     12,831
                                      ----------  ----------  ----------

Change in Cash and Cash Equivalents      (1,251)     (2,958)     (8,660)
Cash and Cash Equivalents at
  Beginning of Year                       1,458       4,416      13,076
                                      ----------  ----------  ----------
Cash and Cash Equivalents at
  End of Year                         $     207   $   1,458   $   4,416
                                      ==========  ==========  ==========

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
  Interest paid                       $      88   $      52   $       -
  Income taxes paid                   $  (1,149)  $     202   $  1,525

The accompanying notes are an integral part of these statements.

                         Schedule III - Condensed
            Parent Company Financial Statements (continued)

                               WICOR, INC.
                         (Parent Company Only)
                    Statement of Retained Earnings

                                           Year Ended December 31,
                                     ----------------------------------
                                        1997        1996        1995
                                     ----------  ----------  ----------
                                           (Thousands of Dollars)
Balance - Beginning of Year          $ 129,777   $ 113,491   $ 101,418
  Add:
    Net income                          49,523      46,771      39,527
                                     ----------  ----------  ----------
                                       179,300     160,262     140,945

  Deduct:
    Cash dividends on common stock      31,397      30,485      27,454
                                     ----------  ----------  ----------
Balance - End of Year                $ 147,903   $ 129,777   $ 113,491
                                     ==========  ==========  ==========



The accompanying notes are an integral part of these statements

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

B. Net amounts due from subsidiaries result from intercompany transactions including advances less payments of expenses by subsidiaries on behalf of the parent company.

C. During 1997, 1996 and 1995, the parent company allocated certain administrative and operating expenses to its subsidiaries using an allocation method approved by the Public Service Commission of
Wisconsin:

                                         1997        1996        1995
                                      ----------  ----------  ----------
Administrative and operating expenses
  allocated to subsidiaries           $2,880,000  $2,579,000  $2,409,000
                                      ==========  ==========  ==========

D. In November 1991, the parent established an Employee Stock Ownership Plan (ESOP) covering non-union employees of Wisconsin Gas Company. Because the parent company has guaranteed the loan, the unpaid balance is shown as a liability on the balance sheet with a like amount of unearned compensation recorded as a reduction of stockholders' equity.

    The ESOP trustee is repaying the $10 million loan with dividends paid on the shares of the parent company common stock in the ESOP and with Wisconsin Gas Company contributions to the ESOP.

                          INDEX TO EXHIBITS

3.1  WICOR, Inc. Restated Articles of Incorporation, as amended
(incorporated by reference to Exhibit 3.1 to the Company's Form 10-K Annual Report for 1992).

3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for 1994).

4.1 Indenture of Mortgage and Deed of Trust, dated as of November 1, 1950, between Milwaukee Gas Light Company and Mellon National Bank and Trust Company and D. A. Hazlett, Trustees (incorporated by reference to
Exhibit 7-E to Milwaukee Gas Light Company's Registration Statement No.
2-8631).

4.2 Bond Purchase Agreement, dated December 31, 1981, between Wisconsin Gas Company and Teachers Insurance and Annuity Association of America relating to the issuance and sale of $30,000,000 principal amount of First Mortgage Bonds, Adjustable Rate Series due 2002 (incorporated by reference to Exhibit 4.6 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-43729).

4.3 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and First Wisconsin Trust Company, Trustee (incorporated by reference to Exhibit 4.11 to Wisconsin Gas Company's Form S-3
Registration Statement No. 33-36639).

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

4.7 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Ilsley Bank
(incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

4.8 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.2 the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

4.9 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR Industries, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

4.10 Rights Agreement, dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-K Current Report for August, 1989).

4.11 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank, N.V., Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 26, 1996).

4.12 Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V. (incorporated by reference) to
Exhibit 4.15 to the Company's Annual Report on Form 10-K for 1996).

4.13 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

4.14 Securities Loan Agreement, effective June 22, 1996, among Citibank, N.A. and Sta-Rite Industries, Inc. (incorporated by reference to Exhibit
4.2 to the Company's Quarterly Report on Form 10-Q dated July 30, 1996).

10.1 Service Agreement, dated as of June 1, 1994, among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc., WEXCO of Delaware, Inc. and SHURflo Pump Manufacturing Co. (incorporated by reference
Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1995).

10.2 Endorsement of Hypro Corporation, dated as of July 19, 1995, to Service Agreement among WICOR, Inc., Wisconsin Gas Company, Sta-Rite Industries, Inc. and WEXCO of Delaware, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report Form 10-K for 1995).

10.3# WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration
Statement No. 33-67132).

10.4# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1992 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration
Statement No. 33-67132).

10.5# WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration
Statement No. 33-55755).

10.6# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration
Statement No. 33-55755).

10.7# Form of restricted stock agreement used in connection with the WICOR, Inc. 1994 Long-Term Performance Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement No. 33-55755).

10.8 Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated July 31, 1997).

10.9#  WICOR, Inc. 1998 Officers' Incentive Compensation Plan.

10.10#  Wisconsin Gas Company Principal Officers' Supplemental
Retirement Income Program (incorporated by reference to Exhibit 10.8 to the Company's Annual Report Form 10-K for 1993).

10.11#  Wisconsin Gas Company 1998 Officers' Incentive Compensation
Plan.

10.12# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report Form 10-K for 1992).

10.13# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for 1990).

10.14#  Sta-Rite Industries, Inc. 1998 Officers' Incentive Compensation
Plan.

10.15#  Sta-Rite Industries, Inc. Group Travel Accident Plan
(incorporated by reference to Exhibit 10.28 to the Company's Annual Report Form 10-K for 1992).

10.16# WICOR, Inc. 1987 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration
Statement No. 33-67134).

10.17# Form of nonstatutory stock option agreement used in connection with the WICOR, Inc. 1987 Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for 1991).

13  Portions of the WICOR, Inc. 1997 Annual Report to Shareholders.

21  Subsidiaries of WICOR, Inc.

23  Consent of independent public accountants.

27  Financial Data Schedule. (EDGAR version only)

99 WICOR, Inc. proxy statement dated March 13, 1998. (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)

#Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.