Form 10-Q
period 1998-03-31
WICOR INC
filed 1998-05-04
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended March 31, 1998
                                     or
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

                        Commission file number 1-7951

                                WICOR,  Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   Wisconsin                           39-1346701
         -------------------------------           ------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

              626 East Wisconsin Avenue
                 Milwaukee, Wisconsin                    53202
       ---------------------------------------         ----------
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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at April 20, 1998
--------------------------        -------------------------------
Common Stock, $1 Par Value                   18,639,913

INTRODUCTION
------------
WICOR, Inc. ("WICOR" or the "Company") is a diversified holding company with two principal business groups: an Energy Group responsible for natural gas distribution and related services, and a Manufacturing Group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through its subsidiary, Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. Through several nonutility subsidiaries, the Company also engages in the manufacture and sale of pumps and processing equipment. The Company's manufactured products primarily have water system, pool and spa, agricultural, RV/marine and beverage/food service applications. The Company markets its manufactured products in
about 100 countries.   The Company is incorporated under the laws of the
State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.

                              CONTENTS
                                                                PAGE

PART I.
  Financial Information                                           1

  Management's Discussion and Analysis of
    Interim Financial Statements                                 2-5


  Consolidated Financial Statements of WICOR, Inc. (Unaudited):

  Consolidated Statements of Operation for
    the Three Months Ended March 31, 1998 and 1997                6

  Consolidated Balance Sheets as of
    March 31, 1998 and December 31, 1997                         7-8


  Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1998 and 1997                    9

  Notes to Consolidated Financial Statements                     10

  Quantitative and Qualitative Disclosures About Market Risk     10


PART II.
  Other Information                                              11

  Signatures                                                     12

Part I - Financial Information


                   Financial Statements


The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the WICOR, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

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

                  Management's Discussion and Analysis
                   of Interim Financial Statements of
                                 WICOR, Inc.


Results of Operations
---------------------
Consolidated net earnings for the first quarter of 1998 decreased by $2.9 million, or 11%, to $25.0 million compared to the same period of the prior year. The decrease was attributable to a $4.3 million decrease in Energy Group earnings. The decrease was partially offset by a 34% increase in Manufacturing Group earnings to $5.5 million.

The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1998.


Energy Group
------------
Net earnings decreased 18% to $19.5 million from $23.8 million for the first quarter of 1998 compared with the first quarter of 1997. Lower gas margins contributed to the decline, which was partially offset by a gain related to a weather insurance agreement. The lower gas margins resulted primarily from decreased firm sales volumes and a $1.5 million voluntary annual rate reduction effective November 1, 1997.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause with an insignificant effect on margin. The following tables set forth margin and volume data for the Energy Group and utility, respectively, for each of the quarters ended March 31.

                                            Three
                                         Months Ended
                                            March 31,
                                        ----------------       %
(Millions of Dollars)                     1998      1997    Change
---------------------                   --------  --------  ------
Energy Revenues                         $ 179.8   $ 237.0    (24)
Cost of Gas Sold                          115.3     164.4    (30)
                                        --------  --------
Sales Margin                               64.5      72.6    (11)
Gas Transportation Margin                   7.2       6.7      7
                                        --------  --------
Gross Margin                               71.7      79.3    (10)
                                        --------  --------
Operation and Maintenance                  27.8      27.7      -
Depreciation and Amortization               8.4       7.6     11
Interest and Other                          1.9       3.1    (39)
Taxes, Other Than Income Taxes              2.6       2.6      -
                                        --------  --------
Income Before Income Taxes                 31.0      38.3    (19)
Income Tax Expense                         11.5      14.5    (21)
                                        --------  --------
Net Earnings                            $  19.5   $  23.8    (18)
                                        ========  ========

(Millions of Therms) - Utility
------------------------------
Sales Volumes
  Firm                                    301.7     361.5    (17)
  Interruptible                            14.0      34.1    (59)
Transportation Volumes                    138.0     122.8     12
                                        --------  --------
Total Throughput                          453.7     518.4    (12)
                                        ========  ========
Degree Days (20-year average:
  1st Qtr.  = 3,434)                      2,915     3,315    (12)
                                        ========  ========

The decrease in firm sales volumes for the first quarter of 1998 as compared with the 1997 first quarter was caused principally by warmer weather. The weather was 12% warmer in the first quarter of 1998 than during the same period in 1997 and 15% warmer than the 20-year average.
The increase in transportation volumes was due to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system.

Historically, the movement to transportation from gas sales had no impact on margin. However, effective November 1, 1997, a slightly lower margin rate was put into effect for transportation-only customers. The future impact of this margin adjustment on total Company earnings is expected to be immaterial.

The gas cost incentive mechanism (GCIM) approved by the Public Service Commission of Wisconsin in October 1997, became effective on November 1, 1997. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each year, such costs deviate by more than 1-1/2% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1-1/2% to 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. During the first five months under the GCIM, actual costs have been slightly below the benchmark. The GCIM did not impact reported margin in the first quarter of 1998.

Non-regulated energy operating revenues for the first three months of 1998 remained relatively level at $17.8 million compared to the same period of 1997. The Company's strategy in the gas marketing area has been to have gas supply arrangements closely tied to customer requirements so that the Company is not exposed to significant commodity price risk.

Operating and maintenance expenses were stable during the three-month period ended March 31, 1998, compared with the same period of 1997.

Depreciation expense for the three months ended March 31, 1998, increased by $0.8 million, or 11%, compared with the same period of last year. The 1998 increase was due to additions to depreciable plant balances.

Interest and other decreased by $1.2 million, or 39%, for the three months ended March 31, 1998, compared with the same period of 1997. The decrease reflects a gain of $1.3 million in connection with a weather insurance agreement which the Company entered into to hedge a portion of the impact weather has on Energy Group earnings.


Manufacturing Group
-------------------
The Manufacturing Group posted earnings of $5.5 million for the first quarter of 1998 compared to earnings of $4.1 million in the first quarter of 1997.

Financial data regarding the Manufacturing Group are set forth in the table below.

                                                Three
                                             Months Ended
                                               March 31,
                                           -----------------     %
                                             1998      1997    	Change
                                           --------  --------  ------
(Millions of Dollars)
Net Sales                                  $ 116.3  	$ 105.3      10
Cost of Goods Sold                            82.9      77.0       8
                                           --------  --------
Gross Profit                                  33.4      28.3      18
Operating Expenses                            23.3      20.9      11
                                           --------  --------
Operating Income                              10.1       7.4      36
Interest and Other                             1.1       1.1       -
                                           --------  --------
Income Before Income Taxes                     9.0       6.3      43
Income Tax Expense                             3.5       2.2      59
                                           --------  --------
Net Income                                 $   5.5   $   4.1      34
                                           ========  ========

Net sales for the first quarter of 1998 increased by 10% to $116.3 million compared to the same period in 1997, reflecting increased market share and higher demand for residential sump and utility pumps caused by the wet weather in the U.S. market. Domestic and international sales increased by 13% and 5%, respectively.

Increased domestic sales were driven by higher demand within the water systems, food and beverage and pool/spa markets. New products and acquisitions serving the filtration market also contributed to the increase.

The increase in international sales was driven by new products and higher demand for water systems and food/beverage products in the European market. The Korean economy and intense price competition had a negative impact on international water market sales. The improvement in international sales was partially offset by currency translation related to the strengthening U.S. dollar. For the three months ended March 31, 1998 and 1997, international sales accounted for 31% and 33%, respectively, of total net sales for the Manufacturing Group.

Gross profit margins were 28.7% for the 1998 first quarter as compared to 26.9% for the first quarter of 1997. Quarterly operating margins grew due to ongoing cost improvement programs, plant consolidations and productivity improvements in manufacturing processes. Manufacturing operating expenses for the quarter increased by 11% compared to the same period in 1997. The increase was due to higher sales levels.

Consolidated Income Taxes
-------------------------
Income tax expense was $1.7 million lower for the first three months of 1998, compared to the same period last year, reflecting decreased pre-tax income.


Liquidity and Capital Resources
-------------------------------
Cash flow from operations for the three months ended March 31, 1998 increased by $23.7 million, or 66%, from the comparable period in 1997. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months. The cash flow improvement is due primarily to lower gas prices.

Capital expenditures decreased by 9% to $8.2 million for the three months ended March 31, 1998, compared to the same period in 1997.

The Company anticipates additional short-term borrowing during the third and fourth quarters of 1998 to finance working capital, primarily gas in storage and the financing of accounts receivable during the heating season. The Company believes it has sufficient capacity under existing lines of credit to satisfy its future working capital needs.


New Accounting Standard
-----------------------
The American Institute of Certified Public Accountants Statement of Position No. 98-1 , "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact the statement will have on its financial statements, if any.

Forward-Looking Statements
--------------------------
	Certain matters discussed in this quarterly report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements will include such words as the Company
"believes," "anticipates" or "expects," or words of similar import.
Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include general economic conditions; weather conditions; business conditions in the energy industry; the impact of and changes in government regulations; changes in environmental remediation costs; unanticipated increases in manufacturing costs; market acceptance of or preference for the Company's products; technological factors; and other risk factors identified from time to time by the Company in reports filed with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.

                           WICOR, INC.
            Consolidated Statements of Operation (Unaudited)
             (Amounts in Thousands, Except Per Share Data)
[CAPTION]

                                                Three Months Ended
                                                     March 31,
                                              -----------------------
                                                 1998         1997
                                              ----------   ----------
Operating Revenues:
  Energy                                      $ 187,003    $ 243,731
  Manufacturing                                 116,324      105,334
                                              ----------   ----------
                                                303,327      349,065
                                              ----------   ----------

Operating Costs and Expenses:
  Cost of gas sold                              115,349      164,421
  Manufacturing cost of sales                    82,905       77,044
  Operations and maintenance                     50,737       48,223
  Depreciation and amortization                   8,737        7,939
  Taxes, other than income taxes                  2,614        2,559
                                              ----------   ----------
                                                260,342      300,186
                                              ----------   ----------

Operating Income                                 42,985       48,879
                                              ----------   ----------

Interest Expense                                 (4,654)      (4,438)
Other Income and (Expenses)                       1,683          172
                                              ----------   ----------

Income Before Income Taxes                       40,014       44,613
Income Tax Provision                             15,051       16,705
                                              ----------   ----------

Net Earnings                                  $  24,963    $  27,908
                                              ==========   ==========

Per Share of Common Stock:
  Basic earnings                              $    1.34    $    1.52
  Diluted earnings                            $    1.33    $    1.51
  Cash Dividends paid                         $    0.43    $    0.42

Average shares outstanding                       18,621       18,413
Average diluted shares outstanding               18,811       18,530

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                   March 31,
                                                      1998      December 31,
                                                  (Unaudited)        1997
Assets                                            -----------   ------------
------                                              (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents                       $    4,494    $    11,810
  Accounts receivable, less allowance
    for doubtful accounts of $20,265
    and $15,364, respectively                        211,863        164,243
  Accrued utility revenues                            34,433         44,842
  Manufacturing inventories                           88,197         83,431
  Gas in storage, at weighted average cost             8,511         41,887
  Deferred income taxes                               21,529         21,531
  Prepayments and other                               16,100         16,924
                                                  -----------    ------------
                                                     385,127        384,668
Property, Plant and Equipment (less accum-        -----------    ------------
    ulated depreciation of $506,058
    and $497,239, respectively)                      441,348        445,894
                                                  -----------    ------------
Deferred Charges and Other:
  Regulatory assets                                   52,539         53,910
  Goodwill                                            65,462         65,953
  Prepaid pension costs                               44,637         42,753
  Systems development costs                           16,127         17,424
  Other                                               20,595         20,730
                                                  -----------    ------------
                                                     199,360        200,770
                                                  -----------    ------------
                                                  $1,025,835     $1,031,332
                                                  ===========    ============


The accompanying notes are an integral part of these statements.

                                  WICOR, INC.
                         Consolidated Balance Sheets
                                  (continued)

                                                    March 31,
                                                       1998       December 31,
                                                   (Unaudited)         1997
Liabilities and Capitalization                    ------------    ------------
------------------------------                    (Thousands of Dollars)
Current Liabilities:
  Short-term borrowings                            $   66,425     $   118,900
  Accounts payable                                     74,335          75,034
  Current portion of long-term debt                    43,873          43,926
  Refundable gas costs                                 48,719          24,776
  Accrued payroll and benefits                         16,574          17,573
  Accrued taxes                                        19,355           9,684
  Other                                                20,454          19,999
                                                  ------------    ------------
                                                      289,735         309,892
                                                  ------------    ------------
Deferred Credits and Other:
  Postretirement benefit obligation                    63,626          64,323
  Regulatory liabilities                               34,559          36,533
  Deferred income taxes                                44,126          43,975
  Accrued environmental remediation costs              11,320          12,084
  Unamortized investment tax credit                     6,463           6,808
  Other                                                19,004          18,987
                                                  ------------    ------------
                                                      179,098         182,710
                                                  ------------    ------------
Capitalization:
  Long-term debt                                      149,553         149,110
  Common stock                                         18,636          18,601
  Other paid-in capital                               233,529         232,702
  Retained earnings                                   164,856         147,903
  Accumulated other comprehensive income               (5,920)         (5,377)
  Unearned compensation - ESOP
    and restricted stock                               (3,652)         (4,209)
                                                  ------------    ------------
                                                      557,002         538,730
                                                  ------------    ------------
                                                  $ 1,025,835     $ 1,031,332
                                                  ============    ============

The accompanying notes are an integral part of these statements.

                                WICOR, INC.
            Consolidated Statement of Cash Flows (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                      1998            1997
(Thousands of Dollars)                             ----------      ----------
Operations:
  Net earnings                                     $  24,963       $  27,908
  Adj.to reconcile net earnings to net cash flows:
    Depreciation and amortization                     13,926          13,324
    Deferred income taxes                                153             (44)
    Change in:
      Receivables                                    (37,211)        (30,568)
      Manufacturing inventories                       (4,765)         (1,367)
      Gas in storage                                  33,375          25,504
      Other current assets                              (700)           (315)
      Accounts payable                                  (699)        (24,623)
      Refundable gas costs                            23,943          20,501
      Accrued taxes                                   11,195          18,638
      Accrued payroll and benefits                    (1,000)         (2,528)
      Other current liabilities                          458          (3,854)
      Other non-current assets and liabilities-net    (3,917)         (6,514)
                                                   ----------      ----------
                                                      59,721          36,062
                                                   ----------      ----------
Investment Activities:
    Capital expenditures                              (8,191)         (8,976)
    Other                                                110              68
                                                   ----------      ----------
                                                      (8,081)         (8,908)
                                                   ----------      ----------
Financing Activities:
    Change in short-term borrowings                  (52,474)        (25,627)
    Reduction in long-term debt                       (2,168)         (2,700)
    Issuance of long-term debt                         2,828               -
    Issuance of common stock                             863           1,270
    Dividends paid on common stock                    (8,005)         (7,733)
                                                   ----------      ----------
                                                     (58,956)        (34,790)
                                                   ----------      ----------
Change in Cash and Cash Equivalents                   (7,316)         (7,636)
Cash and Cash Equivalents at Beginning of Period      11,810          18,784
                                                   ----------      ----------
Cash and Cash Equivalents at End of Period         $   4,494       $  11,148
                                                   ==========      ==========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):

1)	The Company and its subsidiaries maintain lines of credit worldwide.
   At March 31, 1998 the Company had borrowings of $18.4 million and availability of $239.2 million under unsecured lines of credit with several banks.

   A total of $47.8 million of commercial paper, classified as short-term debt, was outstanding as of March 31, 1998 at a weighted average interest rate of 5.9%.

2)	For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                           For the Three Months
                                              Ended March 31,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
                                          (Thousands of Dollars)
   Income taxes paid                      $   6,947   $   1,062
   Interest paid                          $   3,691   $   3,920

3)	Total comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:
                                           1998        1997
                                        ----------  ----------
  	Net earnings                         $  24,963   $  27,908
  	Other comprehensive income
	    Currency translation adjustments        (543)     (2,142)
	                                       ----------  ----------
  	Total comprehensive income           $  24,420   $  25,766
                                        ==========  ==========

4)	The American Institute of Certified Public Accountants Statement of
   Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact the statement will have on its financial statements, if any.

5)	Subsequent Event

    On April 23, 1998, the Board of Directors approved a two-for-one stock split of the Company's common stock. One additional share will be issued for each share of common stock held by shareholders of record as of the close of business on May 14, 1998. New shares will be distributed on May 29, 1998. The par value of the Common stock will remain unchanged at $1.00. At the time of issuance, an amount equal to the par value of the common shares issued will be transferred from other-paid-in capital. In connection with the stock split, WICOR will increase its authorized shares of common stock from 60 million to 120 million. The financial statements do not reflect the stock split.


         Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
   Not Applicable

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
(a)     Exhibits

        27     Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the first quarter of 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           WICOR, INC.



Dated:  April 30, 1998     By:       /s/ Joseph P. Wenzler
                                     ----------------------------------
                                         Joseph P. Wenzler

                                     Senior Vice President, Treasurer
                                        and Chief Financial Officer

                             WICOR, Inc.
                         FORM 10-Q Exhibit



Exhibit No.                         Description
-----------           ----------------------------------------------
    27                Financial data schedule (EDGAR version only