Form 10-Q
period 1998-06-30
WICOR INC
filed 1998-08-03
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended June 30, 1998
                                     or
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at July 17, 1998
--------------------------        -------------------------------
Common Stock, $1 Par Value                   37,331,232

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

                                  CONTENTS

                                                                  PAGE

PART I.

  Financial Information                                              1

  Management's Discussion and Analysis of
    Interim Financial Statements                                   2-5

  Consolidated Financial Statements of WICOR, Inc. (Unaudited):

  Consolidated Statements of Operation for the
    Three and Six Months Ended June 30, 1998 and 1997                6

  Consolidated Balance Sheets as of
    June 30, 1998 and December 31, 1997                            7-8

  Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1998 and 1997                          9

  Notes to Consolidated Financial Statements                        10

PART II.
  Other Information and Exhibits                                 11-12

  Signatures                                                        13

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

Forward-Looking Statements
--------------------------
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because they include words such as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals also are considered forward-looking. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from current expectations. These factors include but are not limited to the risks and uncertainties listed below. All of these factors are difficult to predict and generally beyond management's control.

>> the impact of warmer- or colder-than-normal weather on the energy business
>>  the impact of cool or wet weather on the pump manufacturing markets
>> economic conditions, including the availability of individual discretionary income and changes in interest rates and foreign currency valuations
>>  changes in natural gas prices and supply availability
>>  increased competition in deregulated energy markets
>>  the pace and extent of energy industry deregulation
>>  regulatory, government and court decisions
>>  increases in costs to clean up environmental contamination
>>  the Company's ability to increase prices
>>  market demand for the Company's products and services

                Management's Discussion and Analysis
                 of Interim Financial Statements of
                            WICOR, Inc.

Results of Operations
---------------------
Consolidated net earnings for the three months ended June 30, 1998 decreased by $0.3 million, or 5%, to $6.0 million. Consolidated net earnings for the six months ended June 30, 1998 decreased by $3.2 million, or 9%, to $31.0 million. The decrease in the three and six month periods is attributable to lower Energy Group earnings. Increased earnings within the Manufacturing Group partially offset these decreases.

The following factors had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1998.

Energy Group
------------
The Energy Group incurred a net loss of $1.8 million in the second quarter of 1998 compared with earnings of $0.2 million for the second quarter of 1997. Net earnings for the six months ended June 30, 1998, decreased by $6.4 million, or 27%, to $17.7 million compared to $24.1 million for the same period of last year.

The decline in net earnings for the three and six months ended June 30, 1998 resulted from decreased gas margins which were partially offset by lower operating and maintenance expenses. The lower gas margins were driven by a combination of warm winter weather and a voluntary $1.5 million annual rate reduction effective November 1, 1997. The effect of these items was partially offset by a gain related to a weather insurance agreement which was recorded in the first quarter of 1998.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of utility volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are substantially flowed through to revenue for Wisconsin Gas under a gas adjustment clause. The following tables set forth margin data for the Energy Group and volume data for the utility for each of the three- and six-month periods ended June 30 set forth below.

                               Three Months                Six Months
                               Ended June 30,            Ended June 30,
                             -----------------   %     -----------------   %
                               1998     1997   Change    1998     1997   Change
(Millions of Dollars)        -------- -------- ------  -------- -------- ------
--------------------
Energy Revenues              $  85.5  $ 100.9   (15)   $ 265.4  $ 337.9   (21)
Cost of Gas Sold                56.1     68.0   (17)     171.5    232.4   (26)
                             -------- --------         -------- --------
Sales Margin                    29.4     32.9   (11)      93.9    105.5   (11)
Gas Transportation Margin        4.7      5.0    (6)      11.9     11.7     2
                             -------- --------         -------- --------
Gross Margin                    34.1     37.9   (10)     105.8    117.2   (10)
Operation and Maintenance       24.0     24.8    (3)      51.8     52.5    (1)
Depreciation/Amortization        8.3      7.9     5       16.7     15.5     8
Interest and Other               2.5      2.6    (4)       4.4      5.5   (20)
Taxes, Other Than Income Tax     2.2      2.2     -        4.8      4.8     -
                             -------- --------         -------- --------
(Loss) Income Before
  Income Taxes                  (2.9)     0.4   N.A.      28.1     38.9   (28)
Income Tax (Benefit) Expense    (1.1)     0.2   N.A.      10.4     14.8   (30)
                             -------- --------         -------- --------
Net (Loss) Earnings          $  (1.8) $   0.2   N.A.   $  17.7  $  24.1   (27)
                             ======== ========         ======== ========

                               Three Months                Six Months
                               Ended June 30,            Ended June 30,
                             -----------------   %     -----------------   %
                               1998     1997   Change    1998     1997   Change
                             -------- -------- ------  -------- -------- ------
(Millions of Therms)
--------------------
Utility Sales Volumes
  Firm                          95.4    127.4   (25)     397.1    488.8   (19)
  Interruptible                  8.0     13.8   (42)      22.0     47.9   (54)
Transportation Volume           99.0     98.2     1      237.0    221.1     7
                             -------- --------         -------- --------
Total Throughput               202.4    239.4   (15)     656.1    757.8   (13)
                             ======== ========         ======== ========
Degree Days
-----------
  Actual                         895    1,215   (26)     3,810    4,530   (16)
                             ======== ========         ======== ========
  20 year average                950                     4,384
                             ========                  ========

The decrease in firm sales volumes for the three and six months ended June 30, 1998 was caused principally by warmer weather, lower average use per residential customer and firm sales customers switching to transportation. The weather for the three and six months ended June 30, 1998 was 6% and 13% warmer, respectively, than the 20-year average. For both periods, transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. Historically, customers transferring to transportation from gas sales had no impact on margin. However, effective November 1, 1997, a slightly lower margin rate was put into effect for transportation-only customers. The future impact of this margin adjustment on total Company earnings is expected to be immaterial.

The gas cost incentive mechanism ("GCIM") approved by the Public Service Commission of Wisconsin ("PSCW") in October 1997, became effective on November 1, 1997 for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1-1/2% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1-1/2% to 4% above or below the benchmark. The new GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. Management believes that Wisconsin Gas and its customers will share in reduced gas costs as a result of the GCIM.

Non-regulated Energy Group revenues for the first six months of 1998 remained relatively level at $29.6 million compared to the same period of 1997. The Company's strategy in the gas marketing area is to have gas supply arrangements closely tied to customer requirements so that the Company is not exposed to significant commodity price risk.

Operating and maintenance expenses decreased slightly during the three and six months ended June 30, 1998, compared to comparable periods in 1997. Lower expenses at the utility during both periods were partially offset by higher non-utility expenses associated with increased operating activities of FieldTech, Inc.

Depreciation expense for the three and six months ended June 30, 1998, increased by $0.4 million and $1.2 million, respectively, as compared with the comparable periods of 1997. The increase in both periods in 1998 was due to increases in depreciable plant balances.

Manufacturing
-------------
Manufacturing net earnings for the three and six months ended
June 30, 1998 increased to $7.8 million and $13.3 million, respectively, as compared with $6.1 million and $10.1 million for the same periods in 1997, respectively.

                                   Three Months               Six months
                                  Ended June 30,            Ended June 30,
                                -----------------   %     -----------------   %
(Millions of Dollars)             1998     1997   Change    1998     1997   Change
                                -------- -------- ------  -------- -------- ------
Net Sales                       $ 129.6  $ 115.7    12    $ 245.9  $ 221.0    11
Cost of goods sold                 91.9     83.0    11      174.8    160.1     9
                                -------- --------         -------- --------
Gross profit                       37.7     32.7    15       71.1     60.9    17
Operating expenses                 23.3     21.3     9       46.6     42.1    11
                                -------- --------         -------- --------
Operating income                   14.4     11.4    26       24.5     18.8    30
Interest expense and other          1.5      1.5     -        2.6      2.8    (7)
                                -------- --------         -------- --------
Net income before income taxes     12.9      9.9    30       21.9     16.0    37
Income taxes                        5.1      3.8    34        8.6      5.9    46
                                -------- --------         -------- --------
Net earnings                    $   7.8  $   6.1    28    $  13.3  $  10.1    32
                                ======== ========         ======== ========

Domestic sales in the second quarter increased to $90.0 million, which is 20% over the comparable period of 1997. Overall shipments to the water systems and pool/spa markets in North America were up from last year's comparable period. The increase is attributable to customer base growth, new product market penetration and generally favorable economic and weather conditions in the United States. Domestic sales for the six months ended June 30, 1998 increased $24.2 million to $169.8 million.

International sales for the second quarter decreased by 3% to $39.6 million compared to $40.6 million in the second quarter of 1997. A strengthening U.S. dollar and a downturn in the Asian economy continued to adversely affect sales. On a year to date basis, international sales increased by 1% over the same period in 1997. For the six months ended June 30, 1998 and 1997, international sales accounted for 31% and 34%, respectively, of total net sales for the Manufacturing Group.

Gross profit margins for the three and six months ended June 30, 1998 improved to 29.1% and 28.9%, respectively, as compared with 28.2% and 27.6% in the same periods of 1997, respectively. Plant consolidations positively impacted gross profit during the periods. Operating expenses, as a percentage of sales, for the six months ended June 30, 1998 decreased slightly compared to the same period in 1997 due to higher sales levels

Operating expenses in total increased by 11% due in part to the impact of higher support spending for product line acquisitions, market introductions of new products and customer development.


Non-Operating Income and Income Taxes
-------------------------------------
Interest expense remained relatively flat for the three and six months ended June 30, 1998 compared to the similar periods of 1997.

Income tax expense was $1.7 million lower for the first six months of 1998, compared to the same period last year, reflecting decreased pre-tax income.


Financial Condition
-------------------
Cash flow from operations for the six months ended June 30, 1998 increased by $36.0 million, or 40%, to $126 million from the comparable period in 1997. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months.

Capital expenditures were level for the six months ended June 30, 1998 compared to the same period in 1997. The Company believes that its cash flows from operations will be sufficient to satisfy its future capital expenditures.

Additional short-term borrowing will be needed during the third and fourth quarters of 1998 to finance working capital primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy these working capital needs.

During the fourth quarter of 1998, Wisconsin Gas plans to refinance $40 million of existing debt due in November, 1998.

On July 28, 1998, the Board of Directors of the Company authorized an increase in the Company's dividend per share on common stock to $0.22 per quarter ($0.88 per share on an annualized basis). The first quarterly payment at the new rate will be made August 31, 1998, to shareholders of record on August 10, 1998.

Regulatory Matters
------------------
On May 7, 1998, the PSCW approved a Company proposal to change WICOR's nonutility investment limitation to no more than 60% of its total capitalization. In addition, the PSCW found that the utility did not have to be WICOR's predominant investment as long as the utility is adequately insulated from nonutility activities and continues to offer high quality service at reasonable rates. To monitor these conditions, the PSCW determined that Wisconsin Gas must maintain at least a single-A bond rating and maintain the standards imposed in the 1993 order that established the Productivity-based Alternative Ratemaking Mechanism ("PARM"). Under these new restrictions, the amount available to WICOR for future nonutility investment at December 31, 1997 would have been $370 million.

On July 10, 1998, the Company filed with the PSCW to increase rates within the framework of PARM. The new rates, which are effective August 1, 1998, are expected to increase revenues $7.5 million on an annualized basis and are expected to offset increased operating expenses.


New Accounting Standards
------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", effective in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently evaluating the impact of the provisions of SFAS No. 133 on its financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

The American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently evaluating the impact the statement will have on its financial statements, if any.


Other
-----
On June 25, 1998, four energy companies unveiled plans to build a new 150- to 200-mile pipeline from the Chicago area into southeastern Wisconsin. Although there is no assurance that the pipeline will ultimately be constructed, the Company believes that a new pipeline from Chicago to southeastern Wisconsin would be an important new source of natural gas capacity that could lower prices for Wisconsin consumers. The project is subject to Federal as well as various state approvals.

                          WICOR, INC.
           Consolidated Statements of Operation (Unaudited)
            (Amounts in Thousands, Except Per Share Data)

                                    Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                  ----------------------    ----------------------
                                     1998        1997          1998        1997
                                  ----------  ----------    ----------  ----------
Operating Revenues:
  Energy                          $  90,261   $ 105,923     $ 277,264   $ 349,654
  Manufacturing                     129,618     115,682       245,942     221,016
                                  ----------  ----------    ----------  ----------
                                    219,879     221,605       523,206     570,670
                                  ----------  ----------    ----------  ----------
Operating Costs and Expenses:
  Cost of gas sold                   56,149      67,993       171,498     232,414
  Manufacturing cost of sales        91,913      83,043       174,818     160,087
  Operations and maintenance         47,033      45,716        97,770      93,939
  Depreciation and amortization       8,667       8,200        17,404      16,139
  Taxes, other than income taxes      2,213       2,226         4,827       4,785
                                  ----------  ----------    ----------  ----------
                                    205,975     207,178       466,317     507,364
                                  ----------  ----------    ----------  ----------
Operating Income                     13,904      14,427        56,889      63,306
                                  ----------  ----------    ----------  ----------
Interest Expense                     (3,931)     (3,937)       (8,585)     (8,375)
Other Income and (Expenses)             (17)       (160)        1,666          12
                                  ----------  ----------    ----------  ----------
Income Before Income Taxes            9,956      10,330        49,970      54,943
Income Tax Provision                  3,932       4,015        18,983      20,720
                                  ----------  ----------    ----------  ----------
Net Earnings                      $   6,024   $   6,315     $  30,987   $  34,223
                                  ==========  ==========    ==========  ==========

Per Share of Common Stock:
  Basic earnings                  $    0.16   $    0.17     $    0.83   $    0.93
  Diluted earnings                $    0.16   $    0.17     $    0.82   $    0.92
  Cash Dividends paid             $   0.215   $   0.210     $   0.430   $   0.420

Average shares outstanding           37,312      36,844        37,277      36,836
Average diluted shares outstanding   37,612      37,078        37,618      37,070

The accompanying notes are an integral part of these statements.

                                       WICOR, INC.
                             Consolidated Balance Sheets

                                                 June 30,
                                                   1998        December 31,
                                                (Unaudited)        1997
Assets                                          -----------    ------------
------                                             (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents                     $   10,565     $    11,810
    Accounts receivable, less allowance
      for doubtful accounts of $17,468
      and $15,364, respectively                    147,495         164,243
  Accrued utility revenues                           9,933          44,842
  Manufacturing inventories                         79,956          83,431
    Gas in storage, at weighted average cost        23,812          41,887
  Deferred income taxes                             21,510          21,531
  Prepayments and other                             16,788          16,924
                                                -----------    ------------
                                                   310,059         384,668
  Property, Plant and Equipment (less accum-    -----------    ------------
      ulated depreciation of $515,888
      and $497,239, respectively)                  441,105         445,894
                                                -----------    ------------
Deferred Charges and Other:
  Regulatory assets                                 61,645          53,910
  Goodwill                                          65,045          65,953
  Prepaid pension costs                             46,563          42,753
  Systems development costs                         15,051          17,424
  Other                                             19,889          20,730
                                                -----------    ------------
                                                   208,193         200,770
                                                -----------    ------------
                                                $  959,357     $ 1,031,332
                                                ===========    ============

The accompanying notes are an integral part of these statements.

                                            WICOR, INC.
                                   Consolidated Balance Sheets
                                            (continued)

                                                June 30,
                                                  1998         December 31,
                                               (Unaudited)         1997
Liabilities and Capitalization                 ------------    ------------
------------------------------                     (Thousands of Dollars)
Current Liabilities:
  Short-term borrowings                        $    25,937     $   118,900
  Accounts payable                                  72,724          75,034
  Current portion of long-term debt                 43,667          43,926
  Refundable gas costs                              37,906          24,776
  Accrued payroll and benefits                      19,606          17,573
  Accrued taxes                                     11,393           9,684
  Other                                             17,937          19,999
                                               ------------    ------------
                                                   229,170         309,892
                                               ------------    ------------
Deferred Credits and Other:
  Postretirement benefit obligation                 62,699          64,323
  Regulatory liabilities                            33,911          36,533
  Deferred income taxes                             44,357          43,975
  Accrued environmental remediation costs            9,695          12,084
  Unamortized investment tax credit                  6,473           6,808
  Other                                             19,049          18,987
                                               ------------    ------------
                                                   176,184         182,710
                                               ------------    ------------
Capitalization:
  Long-term debt                                   149,042         149,110
  Common stock                                      37,330          37,202
  Other paid-in capital                            215,994         214,101
  Retained earnings                                162,857         147,903
  Accumulated other comprehensive income            (6,983)         (5,377)
  Unearned compensation - ESOP
    and restricted stock                            (4,237)         (4,209)
                                               ------------    ------------
                                                   554,003         538,730
                                               ------------    ------------
                                               $   959,357     $ 1,031,332
                                               ============    ============

The accompanying notes are an integral part of these statements.

                              WICOR, INC.
           Consolidated Statement of Cash Flows (Unaudited)

                                               Six Months Ended
                                                    June 30,
                                            -----------------------
      (Thousands of Dollars)                   1998         1997
                                            ----------   ----------
Operations:
  Net earnings                              $  30,987    $  34,223
  Adjustments to reconcile net
      earnings to net cash flows:
    Depreciation and amortization              27,813       27,134
    Deferred income taxes                         403          169
    Change in:
      Receivables                              41,657       41,434
      Manufacturing inventories                 3,474        2,580
      Gas in storage                           18,074       10,645
      Other current assets                       (656)      (1,591)
      Accounts payable                         (2,310)     (27,636)
      Refundable gas costs                     13,131        5,594
      Accrued taxes                             2,502        8,109
      Other current liabilities                   (25)      (2,918)
      Other non-current assets
          and liabilities, net                 (9,068)      (7,730)
                                            ----------   ----------
                                              125,982       90,013
Investment Activities:                      ----------   ----------
    Capital expenditures                      (20,466)     (20,292)
    Acquisition of business assets                  -         (477)
    Other                                         163          183
                                            ----------   ----------
                                              (20,303)     (20,586)
Financing Activities:                       ----------   ----------
    Change in short-term borrowings           (92,963)     (60,499)
    Reduction in long-term debt                (2,782)      (3,395)
    Issuance of long-term debt                  2,828            -
    Issuance of common stock                    2,022        1,965
    Dividends paid on common stock            (16,029)     (15,468)
                                            ----------   ----------
                                             (106,924)     (77,397)
                                            ----------   ----------
Change in Cash and Equivalents                 (1,245)      (7,970)
Cash and equivalents at Beginning of Period    11,810       18,784
                                            ----------   ----------
Cash and Equivalents at End of Period       $  10,565    $  10,814
                                            ===========  ==========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):

1) The Company and its subsidiaries maintain lines of credit worldwide.
   At June 30, 1998 the Company had borrowings of $25.9 million and availability of $181.5 million under unsecured lines of credit with several banks.

   A total of $9.1 million of commercial paper, classified as short-term debt, was outstanding as of June 30, 1998 at a weighted average interest rate of 5.7%.

2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                        For the Six Months
                                          Ended June 30,
                                      ----------------------
                                         1998       1997
                                      ----------  ----------
                                      (Thousands of Dollars)
   Income taxes paid                  $  18,345   $  13,582
   Interest paid                      $   8,552   $   8,754


3) Total comprehensive income for the six months ended June 30, 1998 and 1997 is as follows:

                                               1998        1997
                                            ----------  ----------
                                            (Thousands of Dollars)
   Net earnings                             $  30,987   $  34,223
   Other comprehensive income
     Currency translation adjustments          (1,609)     (2,584)
                                            ----------  ----------
   Total comprehensive income               $  29,378   $  31,639
                                            ==========  ==========

4) On April 23, 1998, the Board of Directors approved a two-for-one stock split of the Company's common stock to be effected by the distribution of one additional share for each share outstanding. Such distribution was made on May 29, 1998 to shareholders of record as of the close of business on May 14, 1998. The par value of the common stock remained unchanged at $1.00. In connection with the stock split, WICOR increased its authorized shares of common stock from 60 million to 120 million. All references to the number of common shares and per share amounts in the consolidated financial statements have been restated to reflect the effect of the stock split.

Part II - Other Information
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
At the Company's annual meeting of shareholders held on April 23, 1998, Wendell F. Bueche, Daniel F. McKeithan, Jr., George E. Wardeberg and Essie
M. Whitelaw were elected as directors of the Company for terms expiring in 2001. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                   Shares Withholding
   Name of Nominee           Shares Voted For           Authority
------------------------     ----------------      ------------------
Wendell F. Bueche               31,840,771              577,704
Daniel F. McKeithan, Jr.        31,714,726              544,520
George E. Wardeberg             31,716,116              543,130
Essie M. Whitelaw               31,698,296              560,950

The following table sets forth the other directors of the Company whose terms of office continued after the 1998 annual meeting:

                                          Year in Which
    Name of Director                       Term Expires
------------------------                  --------------
Jere D. McCaffey                               1999
Thomas F. Schrader                             1999
Stuart W. Tisdale                              1999
Willie D. Davis                                2000
Guy A. Osborn                                  2000
William B. Winter                              2000

At the Company's annual meeting of shareholders held on April 23, 1998, the 1994 Long-Term Performance Plan (the "Plan"), as amended, was approved.
The following table sets forth certain information with respect to the approval of the Plan:

Shares Voted For      Shares Voted Against      Shares Abstaining
----------------      --------------------      -----------------
   28,304,168               3,339,040                616,038

Item 5. Other Information
-------------------------
James J. Monnat was named treasurer of WICOR effective May 1, 1998.

Thomas M. Rettler was named vice president of corporate development and planning effective May 1, 1998.

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is November 13, 1998. Additionally, if the Company receives notice of a shareholder proposal after January 26, 1999, the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
a)  Exhibits

     3.1  WICOR, Inc. Restated Articles of Incorporation, as amended.

    10.1  WICOR, Inc. 1994 Long-Term Performance Plan, as amended.

    27    Financial data schedule (EDGAR version only).

b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the second quarter of 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           WICOR, INC.



Dated:  July 31, 1998     By:        /s/ Joseph P. Wenzler
                                     ----------------------------
                                         Joseph P. Wenzler

                                       Senior Vice President and
                                        Chief Financial Officer

                             WICOR, Inc.
                         FORM 10-Q Exhibit



Exhibit No.                     Description
-----------    ----------------------------------------------------------

   3.1         WICOR, Inc. Restated Articles of Incorporated, as amended.

  10.1         WICOR, Inc. 1994 Long-Term Performance Plan, as amended.

  27           Financial data schedule (EDGAR version only)