Form 10-Q
period 1998-09-30
WICOR INC
filed 1998-11-03
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 30, 1998
                                     or
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at October 16, 1998
--------------------------        -------------------------------
Common Stock, $1 Par Value                   37,344,914

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

                                 CONTENTS
                                 --------

                                                                   PAGE
PART I.                                                            ----
  Financial Information                                               1

  Management's Discussion and Analysis of
    Interim Financial Statements                                    2-7


  Consolidated Financial Statements of WICOR, Inc. (Unaudited):
  -------------------------------------------------------------

  Consolidated Statements of Operation for the
    Three and Nine Months Ended September 30, 1998 and 1997           8

  Consolidated Balance Sheets as of
    September 30, 1998 and December 31, 1997                       9-10

  Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1998 and 1997                    11

  Notes to Consolidated Financial Statements                         12


PART II.
  Other Information and Exhibits                                     13

  Signatures                                                         14

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

>>	the impact of warmer- or colder-than-normal weather on the energy business
>>	the impact of cool or wet weather on the pump manufacturing markets
>>	economic conditions, including the availability of individual discretionary income and changes in interest rates and foreign currency valuations
>>	changes in natural gas prices and supply availability
>>	increased competition in deregulated energy markets
>>	the pace and extent of energy industry deregulation
>>	regulatory, government and court decisions
>>	increases in costs to clean up environmental contamination
>>	the Company's ability to increase prices
>>	market demand for the Company's products and services
>>	unanticipated expenses or outcomes associated with year 2000 date conversion

                         Management's Discussion and Analysis
                          of Interim Financial Statements of
                                     WICOR, Inc.

Results of Operations
---------------------
The consolidated net loss for the third quarter of 1998 was $1.2 million or $0.9 million lower than in the comparable period of the prior year. The Company's energy business typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business. Continued strength in the manufacturing operations enabled the Company to post its smallest third quarter loss since it was formed in 1980. Consolidated net earnings for the nine months ended September 30, 1998, decreased by $2.4 million, or 7%, to $29.8 million compared to the same period of last year.

The following factors had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 1998.

Energy
------
The net loss for the Energy Group in the third quarter of 1998 was slightly greater than the net loss for the 1997 third quarter. Net earnings for the nine months ended September 30, 1998 decreased by $6.6 million, or 37%, compared to the same period of last year.

The decline in 1998 year-to-date net earnings resulted from decreased gas margins which were partially offset by lower operating and maintenance expenses. The lower gas margins were driven by warmer weather during the heating season (18% warmer than last year on a year to date basis). This decrease was partially offset by reduced operating and maintenance costs due to lower labor and benefits expense, a gain recorded earlier in the year relating to a weather insurance agreement, impact of the Gas Cost Incentive Mechanism (GCIM) and a gain realized on the sale of non-utility land.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better performance indicator than revenues because the mix of utility volumes between sales and transportation service affects revenues but not margin. In addition, changes in the cost of gas sold are flowed through to revenue for Wisconsin Gas under a gas adjustment clause. The following tables set forth results of operation data for the Energy Group and volume data for Wisconsin Gas, for each of the periods shown.

[CAPTION]

                                   Three                      Nine
                                Months Ended              Months Ended
                                September 30,             September 30,
                              -----------------    %    -----------------    %
(Millions of Dollars)           1998     1997   Change    1998     1997   Change
---------------------         -------- -------- ------  -------- -------- ------
Energy Revenues               $  59.0  $  66.6   (11)   $ 324.4  $ 404.5   (20)
Cost of Gas Sold                 39.7     46.1   (14)     211.2    278.6   (24)
                              -------- --------         -------- --------
Sales Margin                     19.3     20.5    (6)     113.2    125.9   (10)
Gas Transportation Margin         4.3      4.4    (2)      16.2     16.2     -
                              -------- --------         -------- --------
Gross Margin                     23.6     24.9    (5)     129.4    142.1    (9)
                              -------- --------         -------- --------

Operation and Maintenance        21.8     22.4    (3)      73.7     75.0    (2)
Depreciation/Amortization         8.4      8.0     5       25.2     23.5     7
Taxes, Other Than Income Tax      2.2      2.3    (4)       7.0      7.0     -
                              -------- --------         -------- --------
                                 32.4     32.7    (1)     105.9    105.5     -
                              -------- --------         -------- --------
Operating (Loss) Income          (8.8)    (7.8)  (13)      23.5     36.6   (36)
                              -------- --------         -------- --------
Interest Expense                 (3.0)    (2.9)   (3)      (9.1)    (8.8)   (3)
Other Income/(Expenses), net      1.1      0.3   267        3.0      0.7   329
                              -------- --------         -------- --------
Pretax (Loss) Earnings          (10.7)   (10.4)   (3)      17.4     28.5   (39)
Income Tax (Benefit) Expense     (4.0)    (4.0)    -        6.4     10.9   (41)
                              -------- --------         -------- --------
Net (Loss) Earnings           $  (6.7) $  (6.6)   (2)   $  11.0  $  17.6   (37)
                              ======== ========         ======== ========

(Millions of Therms)
--------------------
Utility Sales Volumes
---------------------
  Firm                           44.8     53.0   (15)     441.9    541.8   (18)
  Interruptible                   6.1     10.7   (43)      28.1     58.6   (52)
Transportation Volume            92.4     88.1     5      329.3    309.2     6
                              -------- --------         -------- --------
Total Throughput                143.3    151.8    (6)     799.3    909.6   (12)
                              ======== ========         ======== ========
Degree Days
-----------
  Actual                           47      162   (71)     3,857    4,692   (18)
                              ======== ========         ======== ========
  20 year average                 155                     4,539
                              ========                  ========

The decrease in firm sales volumes for the nine months ended September 30, 1998 was caused principally by warmer weather, lower average use per customer and firm customers switching from sales to transportation service. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system. Historically, the movement to transportation from gas sales had no impact on margin. A slightly lower margin rate was put into effect on November 1, 1997, for transportation-only customers. The future impact of this margin adjustment on total Company earnings is expected to be immaterial. The weather was 15% warmer than the 20-year average during the first nine months of 1998 and 18% warmer than the same period in 1997.

Operations and maintenance expenses decreased $0.6 million, or 3%, and $1.3 million, or 2%, for the three and nine months ended September 30, 1998, respectively, compared with the same periods of last year. The decrease for the quarter and year-to-date periods was due to lower labor and benefit expenses at Wisconsin Gas. This decrease was partially offset by costs associated with the increased operating costs incurred by FieldTech, Inc., a wholly owned subsidiary of WICOR.

Depreciation expense for the nine months ended September 30, 1998, increased by $1.7 million, or 7%, compared with the same period of 1997. The increase was due to additions to depreciable plant balances.

Other income for the 1998 third quarter increased due to a $0.8 million pretax gain associated with the sale of non-utility land. For the nine months ending September 30, 1998, other income was positively impacted by the land sale and a gain associated with a weather insurance agreement.


Manufacturing
-------------
Manufacturing net earnings for the three and nine months ended September 30, 1998, increased by 22% to $5.5 million and 29% to $18.8 million, respectively, as compared with the same periods in 1997.

                                     Three                      Nine
                                 Months Ended              Months Ended
                                 September 30,             September 30,
                               -----------------    %    -----------------    %
(Millions of Dollars)            1998     1997   Change    1998     1997   Change
---------------------          -------- -------- ------  -------- -------- ------
Net Sales                      $ 109.4  $ 102.3    7     $ 355.3  $ 323.3    10
Cost of goods sold                78.4     73.5    7       253.3    233.8     8
                               -------- --------         -------- --------
Gross profit                      31.0     28.8    8       102.0     89.7    14
Operating expenses                21.3     20.3    5        67.9     62.3     9
                               -------- --------         -------- --------
Operating income                   9.7      8.5   14        34.1     27.4    24
Interest expense                  (1.1)    (1.1)   -        (3.6)    (4.0)  (10)
Other Income/(expense), net        0.2        -   NA         0.1        -    NA
                               -------- --------         -------- --------
Net income before income taxes     8.8      7.4   19        30.6     23.4    31
Income taxes                       3.3      2.9   14        11.8      8.8    34
                               -------- --------         -------- --------
Net earnings                   $   5.5  $   4.5   22     $  18.8  $  14.6    29
                               ======== ========         ======== ========

Domestic sales in the third quarter increased to $79.8 million, or 17%, over the comparable period of 1997. Overall shipments within the water systems, pool/spa, filtration and the food and beverage markets in North America were up from last year's comparable period. The increase was due mainly to growth in customer base and new product introductions.

International sales for the third quarter decreased to $29.6 million, or 14%, compared to the third quarter of 1997. The decrease in international sales, due primarily to the impact of foreign currency translation related to the strengthening U.S. dollar and continued volatility in the Asian economy, was partially offset by the introduction of new products. On a year-to-date basis, international sales decreased by 4% compared to the same period in 1997. For the nine months ended September 30, 1998 and 1997, international sales accounted for 30% and 34%, respectively, of total net sales for the manufacturing group.

Gross profit margins for the three and nine months ended September 30, 1998, improved to 28.3% and 28.7%, respectively, as compared with 28.1% and 27.7%, respectively, in the same periods of last year. Improved manufacturing productivity continued to positively impact gross profit during the periods. Operating expenses, as a percentage of sales, for the nine months ended September 30, 1998, decreased slightly compared to the same period in 1997. Operating expenses in total increased by $5.6 million, or 9%, due in part to the impact of higher support spending for product line acquisitions, introductions of new products and customer development.


Interest Expense, Non-Operating Income and Expense and Income Taxes
-------------------------------------------------------------------
Interest expense for the Company on a consolidated basis increased slightly for the three and nine months ended September 30, 1998, compared to the similar periods of 1997. The increase reflects slightly higher borrowing levels to fund working capital requirements.

Other income, net of expenses, increased by $2.8 million for the nine months ended September 30, 1998, compared to the same period of 1997. See the discussion within the Energy section for further information on this matter.

Income tax expense was $1.4 million lower for the first nine months of 1998 compared to the same period last year, reflecting lower pre-tax income.


Financial Condition
-------------------
Cash flow from operations for the nine months ended September 30, 1998, increased by $32.8 million, or 37%, from the comparable period in 1997. The cash flow improvement was due primarily to lower gas prices. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season. Cash flow from operations exceeded capital expenditures and dividend requirements for the first nine months in both 1998 and 1997.

Capital expenditures decreased by $0.9 million, or 3%, to $33.9 million for the nine months ended September 30, 1998, compared to the same period in 1997. Cash flow from operations is expected to be sufficient to fund remaining capital expenditures for 1998.

In November, 1998, $40 million, 7-1/2% notes will mature. The Company will use commercial paper to retire the notes and will evaluate long-term financing options for the notes.

Additional short-term borrowing will be needed during the fourth quarter of 1998 to finance working capital primarily related to gas purchased for injection into storage and accounts receivable. The Company has sufficient borrowing capacity under commercial paper programs or existing lines of credit to satisfy these working capital needs.

On July 28, 1998, the Board of Directors of the Company authorized an increase in the Company's dividend per share on common stock to $0.22 per quarter ($0.88 per share on an annualized basis). The first quarterly payment at the new amount was made August 31, 1998, to shareholders of record on August 10, 1998.


Regulatory Matters
------------------
The approved by the Public Service Commission of Wisconsin (PSCW) in October 1997, became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1-1/2% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1-1/2% to 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. Reduced gas costs under the GCIM have been shared between the Company and its customers.

Wisconsin Gas increased its rates within the framework of the Productivity-based Alternative Ratemaking Mechanism (PARM) by $7.5 million, on an annualized basis effective August 1, 1998. With this increase, Wisconsin Gas's rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's November 1994 rate order. The Company has the ability to raise or lower margin rates within a specified range on a quarterly basis. The rate increase is expected to offset increased operating costs.

Accounting Standards
--------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments under SFAS 131. However, the Company has not yet completed its analysis of which operating segments will be subject to this reporting requirement.


Year 2000 Date Conversion
-------------------------
Issues relating to Year 2000 conversion are the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, distribute natural gas, manufacture products or engage in other normal business activities.

The Company has developed a formal plan to ensure that all of its significant date-sensitive computer software and hardware systems (Information Technology) and other equipment utilized in its various activities (Operating Equipment) will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations throughout the world, and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine if the Company's significant customers and suppliers will be Year 2000 compliant.

The Company's plan to resolve issues relating to Year 2000 conversion includes four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company has retained third party consultants to assist with the project. The Company has substantially completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modifications to ensure it remains operational.

For its Information Technology applications, the Company believes it is approximately 54% compliant on all of its significant systems, and estimates that it will complete software reprogramming and/or replacement in the second quarter of 1999. The Company believes that the Operating Equipment is approximately 36% compliant, and the Company is targeting completion during the second quarter of 1999.

With respect to operations that involve third parties, the Company has made inquiries of its significant customers and suppliers and, at the present time and based on such inquires, is not aware of Year 2000 issues facing these third parties that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and, in turn, their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.

Despite the efforts that the Company has undertaken, there can be no assurances that every Year 2000 related issue will be identified and addressed before January 1, 2000. An unexpected failure as a result of a Year 2000 compliance issue could result in an interruption in certain normal business activities or operations. For that reason, the Company is currently developing contingency plans to address alternatives in the event certain Year 2000 compliance failures occur.

Through September 30, 1998, the Company had spent approximately $3.5 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $1.3 million and is expected to be funded through operating cash flow.

The estimated costs of, and timetable for, becoming Year 2000 compliant constitute "forward looking statements" as defined in the Private
Securities Litigation Reform Act of 1995 (see Part 1 of this Form 10-Q).

                             WICOR, INC.
              Consolidated Statements of Operation (Unaudited)
                (Amounts in Thousands, Except Per Share Data)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                    ---------------------  ---------------------
                                       1998       1997        1998       1997
                                    ---------- ----------  ---------- ----------
Operating Revenues:
  Energy                            $  63,351  $  71,045   $ 340,615  $ 420,699
  Manufacturing                       109,395    102,297     355,337    323,313
                                    ---------- ----------  ---------- ----------
                                      172,746    173,342     695,952    744,012
                                    ---------- ----------  ---------- ----------
Operating Costs and Expenses:
  Cost of gas sold                     39,728     46,182     211,226    278,596
  Manufacturing cost of sales          78,443     73,528     253,261    233,615
  Operations and maintenance           42,823     42,336     140,593    136,275
  Depreciation and amortization         8,758      8,376      26,162     24,515
  Taxes, other than income taxes        2,197      2,308       7,024      7,093
                                    ---------- ----------  ---------- ----------
                                      171,949    172,730     638,266    680,094
                                    ---------- ----------  ---------- ----------
Operating Income                          797        612      57,686     63,918
                                    ---------- ----------  ---------- ----------

Interest Expense                       (4,049)    (3,925)    (12,634)   (12,300)
Other Income and (Expenses)             1,300        172       2,966        184
                                    ---------- ----------  ---------- ----------

(Loss)/Earnings Before Income Taxes    (1,952)    (3,141)     48,018     51,802
Income Tax (Benefit)/Provision           (741)    (1,070)     18,242     19,650
                                    ---------- ----------  ---------- ----------

Net (Loss)/Earnings                 $  (1,211) $  (2,071)  $  29,776  $  32,152
                                    ========== ==========  ========== ==========

Per Share of Common Stock:
  Basic earnings                    $   (0.03) $   (0.06)  $    0.80  $    0.87
  Diluted earnings                  $   (0.03) $   (0.06)  $    0.79  $    0.87
  Cash Dividends paid               $   0.220  $   0.215   $   0.650  $   0.635

Average shares outstanding             37,335     36,940      37,297     36,870
Average diluted shares outstanding     37,335     36,940      37,602     37,130

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                             Consolidated Balance Sheets

                                                  September 30,
                                                      1998       December 31,
                                                   (Unaudited)      1997
Assets                                           -----------     ------------
------                                               (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents                      $    6,347      $    11,810
  Accounts receivable, less allowance
    for doubtful accounts of $14,286
    and $15,364, respectively                       112,012          164,243
  Accrued utility revenues                            8,119           44,842
  Manufacturing inventories                          82,169           83,431
  Gas in storage, at weighted average cost           45,327           41,887
  Deferred income taxes                              21,491           21,531
  Prepayments and other                              15,179           16,924
                                                 -----------     ------------
                                                    290,644          384,668
Property, Plant and Equipment (less accum-       -----------     ------------
    ulated depreciation of $525,117
    and $497,239, respectively)                     442,577          445,894
                                                 -----------     ------------
Deferred Charges and Other:
  Goodwill                                           64,610           65,953
  Regulatory assets                                  61,668           53,910
  Prepaid pension costs                              48,298           42,753
  Systems development costs                          13,976           17,424
  Other                                              20,867           20,730
                                                 -----------     ------------
                                                    209,419          200,770
                                                 -----------     ------------
                                                 $  942,640      $ 1,031,332
                                                 ===========     ============

The accompanying notes are an integral part of these statements.

                               WICOR, INC.
                      Consolidated Balance Sheets
                               (continued)

                                                  September 30,
                                                       1998        December 31,
                                                    (Unaudited)         1997
Liabilities and Capitalization                    ------------     ------------
------------------------------                       (Thousands of Dollars)
Current Liabilities:
  Short-term borrowings                           $    58,205      $   118,900
  Accounts payable                                     66,275           75,034
  Current portion of long-term debt                    43,608           43,926
  Refundable gas costs                                 15,930           24,776
  Accrued payroll and benefits                         20,604           17,573
  Accrued taxes                                         7,649            9,684
  Other                                                20,942           19,999
                                                  ------------     ------------
                                                      233,213          309,892
                                                  ------------     ------------
Deferred Credits and Other:
  Postretirement benefit obligation                    61,265           64,323
  Regulatory liabilities                               33,648           36,533
  Deferred income taxes                                44,587           43,975
  Accrued environmental remediation costs               9,277           12,084
  Unamortized investment tax credit                     6,584            6,808
  Other                                                19,582           18,987
                                                  ------------     ------------
                                                      174,943          182,710
                                                  ------------     ------------
Capitalization:
  Long-term debt                                      139,402          149,110
  Common stock                                         37,345           37,202
  Other paid-in capital                               216,113          214,101
  Retained earnings                                   153,430          147,903
  Accumulated other comprehensive income               (7,850)          (5,377)
  Unearned compensation - ESOP
    and restricted stock                               (3,956)          (4,209)
                                                  ------------     ------------
                                                      534,484          538,730
                                                  ------------     ------------
                                                  $   942,640      $ 1,031,332
                                                  ============     ============

The accompanying notes are an integral part of these statements.

                                 WICOR, INC.
             Consolidated Statement of Cash Flows (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1998        1997
       (Thousands of Dollars)                             ----------  ----------
Operations:
  Net earnings                                            $  29,776   $  32,152
  Adjustments to reconcile net earnings to net cash flows:
    Depreciation and amortization                            41,231      40,171
    Deferred income taxes                                       650         264
    Change in:
      Receivables                                            78,954      76,605
      Manufacturing inventories                               1,261      (3,492)
      Gas in storage                                         (3,440)    (17,090)
      Other current assets                                     (571)        649
      Accounts payable                                       (8,759)    (25,508)
      Refundable gas costs                                   (8,845)    (12,350)
      Accrued taxes                                             282       6,975
      Other current liabilities                               3,976       2,418
      Other non-current assets
        and liabilities, net                                (14,086)    (13,125)
                                                          ----------  ----------
                                                            120,429      87,669
                                                          ----------  ----------
Investment Activities:
    Capital expenditures                                    (33,896)    (34,810)
    Acquisition of business assets                                -      (2,065)
    Other                                                       326         275
                                                          ----------  ----------
                                                            (33,570)    (36,600)
                                                          ----------  ----------
Financing Activities:
    Change in short-term borrowings                         (60,695)    (58,293)
    Reduction in long-term debt                             (12,368)     (9,594)
    Issuance of long-term debt                                2,828      27,000
    Issuance of common stock                                  2,155       2,389
    Dividends paid on common stock, less                    (24,242)    (23,403)
                                                          ----------  ----------
                                                            (92,322)    (61,901)
                                                          ----------  ----------
Change in Cash and Cash Equivalents                          (5,463)    (10,832)
Cash and Cash Equivalents at Beginning of Period             11,810      18,784
                                                          ----------  ----------
Cash and Cash Equivalents at End of Period                $   6,347   $   7,952
                                                          ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):
-------------------------------------------------------

1) The Company and its subsidiaries maintain lines of credit worldwide. At September 30, 1998, the Company had borrowings of $14.3 million and availability of $233.2 million under unsecured lines of credit with several banks. The Company has classified $17.6 million of commercial paper as long-term debt as of September 30, 1998.

A total of $43.9 million of commercial paper, classified as short-term debt, was outstanding as of September 30, 1998 at a weighted average interest rate of 5.5%.


2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                                 For the Nine Months
                                                 Ended September 30,
                                               ----------------------
                                                  1998        1997
                                               ----------  ----------
                                               (Thousands of Dollars)
Income taxes paid                              $  20,355   $  14,556
Interest paid                                  $  11,175   $  12,008


3) Total comprehensive income for the nine months ended September 30, 1998 and 1997 is as follows:

                                               1998        1997
                                            ----------  ----------
                                            (Thousands of Dollars)

Net earnings                                $  29,776   $  32,152
Other comprehensive income
   Currency translation adjustments            (2,473)     (3,697)
                                            ----------  ----------
Total comprehensive income                  $  27,303   $  28,455
                                            ==========  ==========

Part II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits

  27    Financial data schedule (EDGAR version only).


(b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the third quarter of 1998

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                                       WICOR, INC.



Dated:  October 30, 1998                 By:      /s/ Joseph P. Wenzler
                                                -------------------------
                                                      Joseph P. Wenzler

                                                Senior Vice President and
                                                 Chief Financial Officer

                          WICOR, INC.

                         EXHIBIT INDEX
                         -------------

EXHIBIT NUMBER                    DESCRIPTION
--------------       -------------------------------------

   27                Financial Data Schedule