Form 10-K405
period 1998-12-31
WICOR INC
filed 1999-03-23
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-K

   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from          to

                        Commission file number 1-7951
                                 WICOR, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Wisconsin                          39-1346701
     -------------------------------        ------------------
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)

             626 East Wisconsin Avenue
                  P. O. Box 334
               Milwaukee, Wisconsin                   53201
      ----------------------------------------      ----------
      (Address of principal executive offices)      (Zip Code)

   Registrant's telephone number, including area code:  414-291-7026

Securities registered pursuant to Section 12(b) of the Act:  None

     Title of Each Class                  Name of Exchange on Which Registered
------------------------------            ------------------------------------
Common Stock, $1 par value                        New York Stock Exchange
Associated Common Stock Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  /X/  Yes      No.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the
registrant:             $797,697,261 at March 1, 1999.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1999:

             Common Stock, $1 par value          37,435,794 shares

           -----   Documents Incorporated by Reference   -----
WICOR, Inc. proxy statement dated March 15, 1999 (Part III)
WICOR, Inc. 1998 Annual Report to Shareholders (Parts I and II

                                  TABLE OF CONTENTS
                                  -----------------
                                                                       PAGE
                                                                      ------
PART I.                                                                 1

  Item 1.   Business                                                    1

    (a)  General Development of Business                                1
    (b)  Financial Information about Industry Segments                  1
    (c)  Forward-Looking Statements                                     1
    (d)  Narrative Description of Business                              2

      1.   Energy                                                       2
        A.   General                                                    2
        B.   Gas Markets and Competition                                2
        C.   Gas Supply, Pipeline Capacity and Storage                  3
          (1)     Pipeline Capacity and Storage                         3
          (2)     Term Gas Supply                                       4
          (3)     Secondary Market Transactions                         4
          (4)     Spot Market Gas Supply                                4
          (5)     Proposed New Pipeline                                 4
        D.   Wisconsin Regulatory Matters                               5
          (1)     Rate Matters                                          5
          (2)     Gas Cost Recovery Mechanism                           5
          (3)     Transition Cost Recovery Policy                       5
          (4)     Changing Regulatory Environment                       5
        E.   Employees                                                  6

      2.   Manufacturing of Pumps, Fluid
             Processing and Filtration Equipment                        6
        A.     General                                                  6
        B.     U.S. Operations                                          6
        C.     International Operations                                 6
        D.     Raw Materials and Patents                                7
        E.     Employees                                                7

  Item 2.   Properties                                                  7
    (a)  Capital Expenditures                                           7
    (b)  Energy                                                         7
    (c)  Manufacturing of Pumps, Fluid Processing
           and Filtration Equipment                                     7

  Item 3.   Legal Proceedings                                           7
    (a)  Energy Business                                                7
    (b)  Manufacturing Business                                         8
  Item 4.   Submission of Matters to a Vote of
              Security Holders                                          9

Executive Officers of the Registrant                                    9


PART II                                                                10

  Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters                          10

  Item 6.   Selected Financial Data                                    10

  Item 7.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition                       10

  Item 7A.   Quantitative and Qualitative
               Disclosures About Market Risk                           10

  Item 8.    Financial Statements and Supplementary Data               11

  Item 9.     Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure           11


PART III.                                                              11

  Item 10.   Directors and Executive Officers of the Registrant        11

  Item 11.   Executive Compensation                                    11

  Item 12.   Security Ownership of Certain
               Beneficial Owners and Management                        11

  Item 13.   Certain Relationships and Related Transactions            11


PART IV                                                                12

  Item 14.   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                 12

    (a)  Documents Filed as Part of the Report                         12
      1.   All Financial Statements and Financial Statement Schedules  12
      2.   Financial Statement Schedules                               12
      3.   Exhibits                                                    12
    (b)    Reports on Form 8-K                                         14

                                       PART I
                                       ------

Item 1.     BUSINESS
--------------------

(a)     General Development of Business

     WICOR, Inc. (the "Company" or "WICOR") is a diversified holding company with two principal business groups: energy services and pump manufacturing. The Company has the following subsidiaries engaged in the indicated principal businesses. Wisconsin Gas Company ("Wisconsin Gas") engages in retail sales and distribution of natural gas and water. WICOR Energy Services Company ("WICOR Energy") engages in natural gas purchasing, and energy and price risk management. FieldTech, Inc. ("FieldTech") provides meter reading and technology services for gas, electric and water utilities. Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro") are manufacturers of pumps and fluid processing and filtration equipment. WICOR Industries, Inc. ("WICOR Industries") is an intermediate holding company which holds the stock of the manufacturing subsidiaries. The Company is a Wisconsin corporation and maintains its principal executive offices in Milwaukee, Wisconsin.

     The Company was incorporated in 1980, when it acquired all the outstanding common stock of Wisconsin Gas through a merger. The Company acquired all of the outstanding common stock of Sta-Rite, SHURflo and Hypro through acquisitions in 1982, 1993, and 1995, respectively.

     In April, 1997, Nocchi Pompe S.p.A., an Italian subsidiary of Sta-Rite, purchased selected business assets and assumed certain liabilities of Majmar Pompe s.r.l., a pump manufacturer located in Milan, Italy. Majmar makes pumps for water circulation and pressure boosting applications. Majmar pumps are used primarily in residential and commercial heating systems, fire protection systems, high rise buildings and municipal water supply systems. In November, 1998, Sta-Rite increased its ownership interest in Nocchi Pompe, S.p.A.

     In June, 1997, FieldTech acquired selected business assets of Can-Am Utility Services Corporation, a privately held provider of contract meter reading, meter installation and other services for gas, electric and water utilities.

     In August, 1997, Sta-Rite purchased a line of swimming pool and spa lighting equipment made by Hydrel, a division of California-based GTY Industries. Sta-Rite also assumed certain liabilities of Hydrel.

     In September, 1997, the Company acquired the outstanding stock of Fibredyne, Inc. ("Fibredyne"). Fibredyne is a New Hampshire based manufacturer of specialty filter cartridges for purification of drinking water and industrial process fluids. Fibredyne operates as a subsidiary of Sta-Rite.

     In November, 1998, Sta-Rite entered into a joint venture arrangement with Hangzhou Pump General Factory, a Chinese pump manufacturer. Hangzhou manufactures pumps for agricultural, irrigation, sewage treatment, construction and mining operations.

     In November, 1998, Sta-rite increased its ownership interest in Nocchi Pompe S.p.A., an Italian subsidiary, to 97%.

     In November, 1998, Wisconsin Gas entered the water utility business by acquiring the water distribution system of a Milwaukee suburb serving about 500 customers.

     On May 29, 1998, the Company effected a 2-for-1 split of its common stock.

     At December 31, 1998, the Company (including subsidiaries) had 3,524 employees.

(b)     Financial Information About Industry Segments

     Refer to the section entitled "Management's Discussion and Analysis" set forth in the Company's 1998 Annual Report to Shareholders. That section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

(c)     Forward-Looking Statements

     Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statements will include such words as the Company "believes," "anticipates" or "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include but are not limited to the following risks and uncertainties: the impact of warmer- or colder-than-normal weather on the energy business; the impact of cool or wet weather on the pump manufacturing markets; general economic conditions, including the availability of individual discretionary income and changes in interest rates and foreign currency valuations; changes in natural gas prices and supply availability; increased competition in deregulated energy markets; the pace and extent of energy industry deregulation; regulatory, government and court decisions; increases in costs to clean up environmental contamination; the Company's ability to increase rates; market demand for the Company's products and services; and unanticipated expenses or outcomes associated with year 2000 date conversion.

(d)     Narrative Description of Business

                                    1.  ENERGY

A.     General

     Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin. At December 31, 1998, Wisconsin Gas distributed gas to approximately 529,000 residential, commercial and industrial customers in 524 communities throughout Wisconsin. Wisconsin Gas' service area has a population of approximately 2,000,000 based on State of Wisconsin's estimates for 1998. Wisconsin Gas is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

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

Customer Class                              Year Ended
                          -----------------------------------------------
                            December 31, 1998         December 31, 1997
                          ---------------------     ---------------------
                          Thousands                 Thousands
Sales                     of Therms*    Percent     of Therms*    Percent
---------------------     ----------    -------     ----------    -------
Residential                 408,550       35.7        484,330       37.5
Commercial                  193,000       16.8        219,220       17.0
Large Volume Commercial
  and Industrial Firm        47,620        4.2         87,240        6.8
Commercial and
  Industrial
  Interruptible              36,580        3.2         72,770        5.5
                          ----------    -------     ----------    ------
Total Sales                 685,750       59.9        863,560       66.8
Transportation
--------------
  Transported               460,170       40.1        428,830       33.2
                          ----------    -------     ----------    ------
Total Gas Throughput      1,145,920      100.0      1,292,390      100.0
                          ==========    =======     ==========    ======

*One therm equals 100,000 BTU's.

     Wisconsin Gas continues to secure approximately 98% of all new residential heating, 88% of existing residential and commercial retrofit and 70% of all new commercial construction customers in its service territory. In 1998, Wisconsin Gas added over 8,000 customers and has added more than 43,000 customers over the past five years. Approximately 25% of Wisconsin Gas' Milwaukee area annual market requirements can be supplied through the interstate pipelines of either ANR Pipeline Company ("ANR") or Northern Natural Gas Company ("NNG"). This capability enhances competition between ANR and NNG for services to Wisconsin Gas and its customers, and management believes that such competition provides overall lower gas costs to all customers than otherwise would exist. See "Gas Supply, Pipeline Capacity and Storage - Proposed New Pipeline" for further information on potential new pipeline competition.

     Federal and state regulators continue to implement policies to bring more competition to the gas industry. The PSCW has instituted proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services, which were formerly utility monopoly functions, are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when Wisconsin Gas may face competition for selling gas to its smaller firm customers. Consequently, Wisconsin Gas is positioning itself to react quickly if and when regulation changes to permit customer choice.

     WICOR Energy sells gas on a for-profit basis and supplies gas to many large interruptible customers that formerly purchased gas from Wisconsin Gas. WICOR Energy is positioning to supply smaller firm customers if and when regulation changes to permit customer choice. FieldTech, among other things, provides meter reading and billing service to utilities. FieldTech is positioning to provide those services for customers if and when regulation changes to open those services to competition.

     With PSCW approval, Wisconsin Gas implemented a small-customer gas-supplier choice pilot program that is designed to test (1) market acceptance of third-party gas marketers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program, which began on November 1, 1996, has about 2,300 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications. Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence, the volume of gas sold by third parties and distributed by Wisconsin Gas has increased steadily since 1994 and now constitutes 40% of the gas distributed by Wisconsin Gas. See "Wisconsin Regulatory Matters".

     Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of Wisconsin Gas and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies. Although the dual-fuel market comprises more than 35% of Wisconsin Gas' annual deliveries, it contributes less than 10% of Wisconsin Gas' margin.

C.     Gas Supply, Pipeline Capacity and Storage

     Wisconsin Gas has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold and unseasonably warm weather.

     (1)  Pipeline Capacity and Storage

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

     Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas, as well as in its market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

     Wisconsin Gas' firm winter daily transportation and storage capacity entitlements from pipelines under long-term contracts are set forth below.


                                                       Maximum Daily
                                                       (Thousands
                     Pipeline                          of Therms*)
                     -------------------------        --------------
                     ANR
                       Mainline                             2,848
                       Storage                              4,826
                     NNG
                       Mainline                             1,040
                       Storage                                236
                     Viking
                       Mainline                               105
                       Peaking Facilities                      76
                                                      --------------
                     Total                                  9,131
                                                      ==============

*One therm equals 100,000 BTU's.

     (2)  Term Gas Supply

     Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with 18 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of Wisconsin Gas' gas supply expires in any year. Management believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' 1998-1999 winter maximum daily total firm gas deliverability.

                                            Maximum Daily
                                             (Thousands
                                              of Therms*
                                             -------------
             Domestic flowing gas               1,949
             Canadian flowing gas               1,628
             Storage withdrawals                5,062
             Peaker withdrawals                    76
                                            -------------
       Total                                    8,715
                                             =============

*One therm equals 100,000 BTU's.

     (3)      Secondary Market Transactions

     Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market.
 Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the incentive gas cost mechanism pursuant to which Wisconsin Gas has an opportunity to share in the cost savings. See "Wisconsin Regulatory Matters - Gas Cost Recovery" for information on the incentive gas cost recovery mechanism. During 1998, Wisconsin Gas continued its active participation in the capacity release market.

     (4)  Spot Market Gas Supply

     Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. Wisconsin Gas has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

(5)   Proposed New Pipeline

     On March 10, 1999, the Company announced the formation of a joint venture to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin. Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project.

     The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry about 750,000 Dekatherms per day of gas. The total cost of the project, which requires FERC approval, is approximately $230 million. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $45 million to connect its distribution system to the Guardian Pipeline.

     The project, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area.

D.     Wisconsin Regulatory Matters

     (1)  Rate Matters

     Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

     Wisconsin Gas' rates were made subject to a total margin rate cap (initially three years through October 1997) based on the rates in effect in November 1994. The PSCW approved two one-year extensions of the margin cap mechanism in 1996 and 1997. In 1998, the PSCW approved a two-year extension until November 1, 2001. The PSCW order also specifies margin rate floors for each rate class. Wisconsin Gas has the ability to raise or lower margin rates within the specified range on a quarterly basis. The rates at December 31, 1998, were $1.5 million below the cap because of annualized rate reductions beginning in 1995 of $9.0 million offset by an increase of $7.5 million in 1998.

     (2)  Gas Cost Recovery

     Wisconsin Gas' rates traditionally contained clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy".

     The PSCW approved a three-year incentive gas cost recovery mechanism for Wisconsin Gas effective November 1, 1997. Under the mechanism, monthly targeted gas supply costs, including pipeline capacity and storage costs, are set. At the end of each 12-months, Wisconsin Gas' actual gas supply costs are compared with the annual targeted costs. If Wisconsin Gas' actual costs are within 1.5% (either above or below) the target costs, Wisconsin Gas recovers its actual costs. If Wisconsin Gas' actual costs are between 1.5% and 4% below the target, Wisconsin Gas and its customers share the benefits equally. Similarly, if actual gas costs are between 1.5% and 4% above the target, Wisconsin Gas and its customers share the additional costs equally. If actual costs are outside the 4% band on either side of the target, the benefits and additional costs below or above 4%, as the case may be, accrue to or are borne by customers. For the year November 1, 1997 through October 31, 1998, Wisconsin Gas accrued $3.8 million of benefits under the mechanism.

     (3)  Transition Cost Recovery Policy

     Interstate pipelines are permitted to recover certain costs incurred in the transition from the bundled sales service to the unbundled FERC Order No. 636 regime. ANR and NNG have made filings since at FERC 1992 to recover transition costs. Wisconsin Gas will bear a portion of any such additional costs approved by the FERC. The PSCW has permitted Wisconsin Gas to recover transition costs from customers through its rates. The Company expects that the impact of any future filings at FERC to recover additional transition costs will be immaterial to Wisconsin Gas' results of operations.

     (4)  Changing Regulatory Environment

     The PSCW has instituted proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. To date, the PSCW has made a policy decision that gas prices may be deregulated for customer segments with workably competitive market choices. The PSCW has identified numerous issues which must be resolved before its policy can be implemented. The PSCW has a number of work groups addressing these issues. Work group recommendations to the PSCW are due at various times in 1999. The Company is unable to determine what impact these proceedings may have on Wisconsin Gas' operations or financial position. See "Gas Markets and Competition".

E.     Employees

     At December 31, 1998, the energy group had 1,143 full-time equivalent employees.

  2.  MANUFACTURING OF PUMPS AND FLUID PROCESSING AND FILTRATION EQUIPMENT

A.     General

     The Company's manufacturing subsidiaries manufacture pumps and fluid processing equipment, including filtration equipment for residential, agricultural and industrial markets world-wide. Manufacturing and assembly activities are conducted in plants in the United States, Australia, China, Germany, India, Italy, Mexico and New Zealand.

B.     U.S. Operations

     Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, residential and in-line pool and spa filters, pool heaters and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, "hot tubs", jetted bathtubs, and fountains. The manufacturing businesses also produce large higher pressure and capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

     High performance pumps, related fluids-handling products, accessories and pumping systems have applications in a variety of markets, including (1) the food service industry, where gas-operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing; (2) the recreational vehicle and marine markets, where electric motor driven pumps are used for multiple applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other purposes including marine engine cooling, marine washdown, bilge and livewell pumping; (3) agricultural markets, including spraying fertilizers and pesticides on crops; (4) industrial markets, where applications include carpet cleaning machines for soil extraction, firefighting and pressure cleaning applications and general industrial uses requiring fluid handling;, and (5) the water purification industry, where electric motor driven pumps are used to pressure reverse osmosis systems for water transfer.

     Sales of pumps and water processing equipment are somewhat related to the season of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools and spas, and for the food service, recreational vehicle, agricultural spraying, marine engine cooling, and foam proportioning systems for the firefighting markets. Management believes the Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Major brand names under trademarks include "Sta-Rite", "Berkeley", "SHURflo", "Flotec", "AquaTools", "Hydro-Flow", "FoamPro", "Onga", "Hypro", "Sherwood", "SherTech", and "Nocchi".

     Domestic pumps and water products are sold and serviced primarily through a network of independent distributors, dealers, retailers and manufacturers' representatives serving the well drilling, hardware, plumbing, filtration, pump installing, irrigation, pool and spa, food service, recreational vehicle, marine, industrial, commercial and do-it-yourself markets. Sales are also made on a private brand basis to large customers in various water products markets and to original equipment manufacturers.

     Backlog of orders for pumps and water products is not a significant indicator of future sales.

C.     International Operations

     International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on six continents. Foreign manufacturing is carried out by Australian, Chinese, German, Indian, Italian, Mexican and New Zealand operations. The products sold in the international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic operating revenues, including exports, were 30% of 1998 manufacturing group sales.

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

E.     Employees

     At December 31, 1998, the manufacturing group had 2,381 full time equivalent employees.

Item 2.  PROPERTIES
-------------------
(a)     Capital Expenditures

     The Company's capital expenditures for the year ended December 31, 1998, totaled $49.3 million. Retirements during this period totaled $10.2 million. Except as discussed under "Legal Proceedings", the Company does not expect to make any material capital expenditures for environmental control facilities in 1999.

(b)     Energy

     Wisconsin Gas owns a distribution system which, on December 31, 1998, included approximately 9,100 miles of distribution and transmission mains, 447,700 service laterals and 561,400 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas also owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

     Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.

(c)     Manufacturing of Pumps, Fluid Processing and Filtration Equipment

     The manufacturing group has 14 manufacturing/assembly facilities located in California (2), Minnesota, Nebraska, New Hampshire, Wisconsin, Australia, China, Germany, India, Italy (2), Mexico and New Zealand. These plants contain more than 1,200,000 square feet of floor space. The Company through its manufacturing business also owns or leases seven sales/distribution facilities in the United States, six in Australia, and one each in Canada, China, France, Italy, Kazakhstan, Mexico, New Zealand, Russia and the United Kingdom.

Item 3.  LEGAL PROCEEDINGS
--------------------------
     There are no material legal proceedings pending, other than ordinary routine litigation incidental to the Company's businesses, to which the Company or any of its subsidiaries is a party, except as discussed below. There are no material legal proceedings to which any officer or director of the Company or any of its subsidiaries is a party or has a material interest adverse to the Company. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which the Company or any of its subsidiaries is or would be a party.

(a)     Energy Business

     Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. In 1997, Wisconsin Gas completed a comprehensive review of its potential environmental liabilities stemming from these two former manufactured gas plant sites. Significant technological developments, lower unit costs and the recognition of the "brown fields" concept by regulatory agencies have all resulted in a reduction in the estimate of the probable liability for cleanup to $7.9 million. Expenditures over the next three years are expected to total approximately $5 million.

     The cleanup estimate discussed above includes the costs of feasibility studies, data collection, soil and groundwater remediation activities and ongoing monitoring activities through 2017. Environmental remediation work for one of the sites was commenced in 1998 and will continue through 1999. Wisconsin Gas is evaluating potential remediation options at the second site. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.

     Due to anticipated regulatory treatment, changes in the Wisconsin Gas recorded cleanup liability for the manufactured gas plant sites do not immediately impact net income. Under the current ratemaking treatment approved by the PSCW, the costs expended in the environmental remediation of these sites, net of any insurance proceeds, are deferred and recovered from gas customers in rates (less carrying costs).

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


(b)     Manufacturing Business

     Sta-Rite has established an accrual for the continuing environmental remediation of its owned site in Delavan, Wisconsin and for the investigation and remediation of its formerly owned manufacturing site in Deerfield, Wisconsin. Based upon current information, the Company believes that any future costs in excess of the amounts accrued will not be material to the Company's financial position or results of operations.

     The State of Florida Department of Environmental Protection has accepted the remedial action plan proposed by Sta-Rite to address contaminated ground water associated with the operation of a previously leased manufacturing facility in Osprey Florida. The Company has established accruals for the remediation and for settlement of a property damage claim by a neighboring property owner, Based upon current information, the Company believes that the reserves are sufficient to cover future costs.

     The Michigan Department of Natural Resources informed Sta-Rite that it is a potentially responsibility party under the Comprehensive Environmental Response Compensation and Liability Act, "CERCLA", for damaged resources at Reliable Equipment, a company which purchased a plating product line from Sta-Rite in 1973. Sta-Rite denies it is responsible on the grounds that it did not generate waste like many of the other potentially responsible parties identified. Based upon current information, the Company believes its exposure, if any, will not be material to the Company's financial position or results of operations.

     The manufacturing subsidiaries are involved in various other environmental matters, all of which are monitored by the Company. Based upon current information, the Company believes its exposure is not material to the Company's financial position or results of operations.

     See Note 8c to Notes to Consolidated Financial Statements contained in
Exhibit 13, consisting of portions of the Company's 1998 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the names and ages of, and the offices held by, the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders in April.

         Name           Age                     Offices Held
---------------------  -----  -----------------------------------------------
George E. Wardeberg     63    Chairman and Chief Executive Officer of the
                              Company and its subsidiaries.

Thomas F. Schrader      49    President and Chief Operating Officer of the
                              Company and Vice Chairman of its subsidiaries.

Joseph P. Wenzler       57    Senior Vice President and Chief Financial
                              Officer of the Company, WICOR Industries, and
                              Wisconsin Gas; Treasurer and Secretary of
                              SHURflo and Hypro; and Vice President and
                              Treasurer of WICOR Energy and FieldTech.

James C. Donnelly       53    Vice-President of the Company and President and
                              Chief Executive Officer of Sta-Rite.

Bronson J. Haase        54     Vice President of the Company and President and
                               Chief Executive Officer of Wisconsin Gas, WICOR
                               Energy and FieldTech.

James J. Monnat         43     Treasurer of the Company, Wisconsin Gas, WICOR
                               Industries and Sta-Rite.

Robert A. Nuernberg     59     Secretary of the Company, WICOR Energy
                               Services and FieldTech; and Vice President-
                               Corporate Relations and Secretary of
                               Wisconsin Gas.

Thomas M. Rettler       38     Vice President of the Company

     Each of the executive officers has held his position for more than five years, except as follows:

     Mr. Wardeberg was elected Chairman and Chief Executive Officer of the Company effective July 23, 1997. Prior thereto, he was President and Chief Executive Officer of the Company from 1994 to 1997, and held executive positions with the Company's subsidiaries from 1989 to 1994. He continues in his position as Chairman of the Company's subsidiaries.

     Mr. Schrader was elected to his current positions in 1997. Prior thereto, he was Vice President of the Company from 1988 to 1997 and President and Chief Executive Officer of Wisconsin Gas from 1990 to 1997, WICOR Energy from 1995 to 1997 and FieldTech from 1996 to 1997.

     Mr. Wenzler was elected Senior Vice President and Chief Financial Officer of the Company and Wisconsin Gas Company on May 1, 1998. Prior thereto, he served as Vice President, Treasurer and Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of Wisconsin Gas. He continues as Senior Vice President and Chief Financial Officer of WICOR Industries; Vice President and Treasurer of WICOR Energy and FieldTech; and Treasurer and Secretary of SHURflo and Hypro.

     Mr. Haase was elected Vice President of the Company and President and Chief Executive Officer of Wisconsin Gas, WICOR Energy and FieldTech on December 31, 1997. Prior thereto, he served as President and Chief Executive Officer of Ameritech Wisconsin for more than five years.

     Mr. Monnat was elected Treasurer of the Company on May 1, 1998. Previously, he was Assistant Treasurer of the Company. He continues as Treasurer of Wisconsin Gas, WICOR Industries and Sta-Rite.

     Mr. Rettler was elected Vice President of the Company on May 1, 1998. Previously he served as Director of Corporate Development from 1996 to 1998 and as Manager of Mergers and Acquisitions from 1993 to 1996.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     The Company's common stock and the associated common stock purchase rights (which do not currently trade independently of the common stock) are traded on the New York Stock Exchange. For information regarding the high and low sales prices for the Company's common stock and dividends paid per share in each quarter of 1998 and 1997, see the section entitled "Investor Information" set forth in the Company's 1998 Annual Report to Shareholders. That section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

     At December 31, 1998, there were 21,373 holders of record of WICOR common stock.

     The Company's ability to pay dividends is dependent to a great extent on the ability of its subsidiaries to pay dividends. The Wisconsin Business Corporation Law and the indentures and agreements under which debt of the Company and its subsidiaries is outstanding each contain certain restrictions on the payment of dividends on common stock by the Company's subsidiaries. See
Note 1j of Notes to Consolidated Financial Statements contained in Exhibit 13, consisting of portions of the Company's 1998 Annual Report to Shareholders, which note is hereby incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------
     Refer to the section entitled "Selected Financial Data" set forth in the Company's 1998 Annual Report to Shareholders. Such section is included in
Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
----------------------------------------------------------------
     Refer to the section entitled "Management's Discussion and Analysis" set forth in the Company's 1998 Annual Report to Shareholders. Such section is included in Exhibit 13 hereto and is hereby incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
     The Company uses derivative financial instruments to manage commodity risk associated with the price of natural gas and to manage foreign exchange risks. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

     Wisconsin Gas has a risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause. As of December 31, 1998, Wisconsin Gas had options covering approximately 33% of the volumes of gas in storage, and call options covering 15% of the expected natural gas purchases for the remainder of the 1998-1999 heating season.

     WICOR Energy utilizes futures contracts to manage commodity price associated with firm customer sales commitments. Unrealized gains and losses on these instruments are deferred and recognized in earnings in the period the sales occur. As of December 31, 1998, WICOR Energy had natural gas futures contracts with a notational value of $6.6 million. Substantially all of the futures contracts expire in 1999.

     Certain manufacturing subsidiaries use foreign exchange futures and forward contracts to hedge foreign exchange exposure resulting from international purchases or sales of products. Gains and losses from open contracts are deferred until recognized as part of the transaction. These contracts are not material.

     During 1998 and 1997, WICOR entered into weather insurance agreements to hedge a portion of the impact weather has on Energy Group earnings. Under the agreements, a payment will be made or received if the heating degree days during the heating season fall outside a specific range. The payment is limited to a maximum of $2.0 million per year. At December 31, 1998, the fair value of the agreement entered into for the 1998-1999 heating season was not significant. During 1998, the Company recorded income of $1.2 million in connection with the agreement entered into for the 1997-1998 heating season.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
     Refer to the Company's consolidated balance sheets and consolidated statements of capitalization as of December 31, 1998 and 1997, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1998, together with the report of independent public accountants dated January 25, 1999, all appearing in Exhibit 13, consisting of portions of the Company's 1998 Annual Report to Shareholders, which is hereby incorporated herein by reference.

    Condensed parent company only financial statements together with the report of independent public accountants are included in Part IV of this report.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------
     There has been no change in or disagreement with the Company's independent public accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported pursuant to this item.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     Refer to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 15, 1999, which is hereby incorporated herein by reference, for the names, ages, business experience and other information regarding directors and nominees for election as directors of the Company. See "Executive Officers of the Registrant" included in Part I hereof for information regarding executive officers of the Company.

Item     11.  EXECUTIVE COMPENSATION
------------------------------------
     Refer to "Executive Compensation" included in the WICOR proxy statement dated March 15, 1999, which is hereby incorporated herein by reference, for information on compensation of executive officers of the Company; provided, however, that the subsections entitled "Board Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Information" shall not be deemed to be incorporated herein by reference. Refer to "The Board of Directors" included in the WICOR proxy statement dated March 15, 1999, which is hereby incorporated herein by reference, for information on compensation of directors of the Company.

Item     12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT
----------------------------------------------------------------
     Refer to "Security Ownership of Management" included in the WICOR proxy statement dated March 15, 1999, which is hereby incorporated herein by reference, for information regarding voting securities of the Company beneficially owned by its directors and officers.

Item     13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------
     Refer to "Item No. 1: Election of Directors" included in the WICOR proxy statement dated March 15, 1999, which is hereby incorporated herein by reference, for the information required to be disclosed under this item.

                                     PART IV

Item     14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                                REPORTS ON FORM 8-K
-------------------------------------------------------------
(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

  1. All Financial Statements. The Company's consolidated balance sheets and statements of capitalization as of December 31, 1998 and 1997, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1998, together with the report of independent public accountants dated January 25, 1999, included in Exhibit 13, consisting of portions of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

  2.     Financial statement schedules.

        Schedule III --     Condensed Statements of Income, Retained Earnings
and Cash Flows (Parent Company Only) for the Years
Ended December 31, 1998, 1997 and 1996;  Condensed
Balance Sheets (Parent Company Only) as of December
31, 1998 and 1997; Notes to Parent Company Only
Financial Statements.

   Financial statement schedules other than those referred to above have been omitted as not applicable or not required.

     3.     Exhibits

     3.1 WICOR, Inc. Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated July 31, 1998.

     3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for 1994).

     4.1 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee (incorporated by reference to
Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639).

     4.2 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for September, 1993).

     4.3 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company's 6-3/8% Notes due 2005(incorporated by reference to Exhibit 4 to Wisconsin Gas Company's Form 8-K Current Report dated November 7, 1995).

     4.4 Officers certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company's 5.5% notes due 2009 (incorporated by reference to Exhibit 4 to Wisconsin Gas Company's Form 8-K Current Report dated January 15, 1999).

     4.5 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

     4.6 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.2 the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

     4.7 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR Industries, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

     4.8 Rights Agreement, dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-K Current Report for August,
1989).

     4.9 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank, N.V., Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 26, 1996).

     4.10 Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V. (incorporated by reference to Exhibit
4.15 to the Company's Annual Report on Form 10-K for 1996).

     4.11 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

     4.12 Securities Loan Agreement, effective June 22, 1996, among Citibank, N.A. and Sta-Rite Industries, Inc. (incorporated by reference to
Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated July 30,
1996).

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

     10.3#*   WICOR, Inc. 1992 Director Stock Option Plan, as amended.

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

     10.8#    Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated July 31,
1997).

     10.9#*   WICOR, Inc. 1999 Officers' Incentive Compensation Plan.

     10.10#*  Wisconsin Gas Company Supplemental Retirement Income Program.

     10.11#*  Wisconsin Gas Company 1999 Officers' Incentive Compensation Plan.

     10.12#   Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report Form 10-K for 1992).

     10.13#   Form of Deferred Compensation Agreements between Wisconsin Gas
Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for 1990).

     10.14#*  Sta-Rite Industries, Inc. 1999 Officers' Incentive Compensation
Plan.

     10.15#   Sta-Rite Industries, Inc. Group Travel Accident Plan
(incorporated by reference to Exhibit 10.28 to the Company's Annual Report Form 10-K for 1992).

     13*      Portions of the WICOR, Inc. 1998 Annual Report to Shareholders.

     21*      Subsidiaries of WICOR, Inc.

     23*      Consent of independent public accountants.

     27*      Financial Data Schedule. (EDGAR version only)

     99*      WICOR, Inc. proxy statement dated March 15, 1999.  (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.

* Indicates a document filed herewith.

(b)     Reports on Form 8-K.
     No Current Report on Form 8-K was filed during the fourth quarter of 1998.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 WICOR, Inc.


Date:  March 18, 1999     By      /s/        JOSEPH P. WENZLER
                                             Joseph P. Wenzler
                                         Senior Vice President and
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                Title                         Date
-----------------------   ------------------------------   ---------------

GEORGE E. WARDEBERG
George E. Wardeberg       Chairman, Chief Executive        March 18, 1999
                          Officer and Director
                          (Principal Executive Officer)

THOMAS F. SCHRADER
Thomas F. Schrader        President, Chief Operating       March 18, 1999
                          Officer and Director

JOSEPH P. WENZLER
Joseph P. Wenzler         Senior Vice President and        March 18, 1999
                          Chief Financial Officer
                          (Principal Financial Officer
                          and Principal Accounting
                          Officer)

WENDELL F. BUECHE
Wendell F. Bueche         Director                         March 18, 1999

WILLIE D. DAVIS
Willie D. Davis           Director                         March 18, 1999

JERE D. MCGAFFEY
Jere D. McGaffey          Director                         March 18, 1999

DANIEL F. MCKEITHAN, JR.
Daniel F. McKeithan, Jr.  Director                         March 18, 1999

GUY A. OSBORN
Guy A. Osborn             Director                         March 18, 1999

STUART W. TISDALE
Stuart W. Tisdale         Director                         March 18, 1999

ESSIE M. WHITELAW
Essie M. Whitelaw         Director                         March 18, 1999

WILLIAM B. WINTER
William B. Winter         Director                         March 18, 1999

                      Schedule III - Condensed
                 Parent Company Financial Statements

                                 WICOR

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of WICOR, Inc.


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WICOR, Inc. included in Exhibit 13 to this Form 10-K, and have issued our report therein dated January 25, 1999.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule III is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 25, 1999.

                       Schedule III - Condensed
             Parent Company Financial Statements (continued)

                               WICOR, INC.
                         (Parent Company Only)
                          Statement of Income

                                                   Year Ended December 31,
                                             ----------------------------------
                                                1998        1997        1996
(Thousands of Dollars)                       ----------  ----------  ----------
Income:
  Equity in income of
    subsidiaries after dividends             $  13,343   $  19,048   $  19,023
  Cash dividends from subsidiaries              32,000      30,000      28,044
  Interest income and other                      1,862         747         722
                                             ----------  ----------  ----------
                                                47,205      49,795      47,789
                                             ----------  ----------  ----------
Expenses:
  Operating (Supplemental Note C)                1,769          96         868
  Interest                                          26          36          62
                                             ----------  ----------  ----------
                                                 1,795         132         930
                                             ----------  ----------  ----------
Income Before Income Taxes                      45,410      49,663      46,859
Income Taxes                                       (85)        140          88
                                             ----------  ----------  ----------
Net Income                                   $  45,495   $  49,523   $   46,771
                                             ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                              Schedule III - Condensed
                    Parent Company Financial Statements (continued)

                                     WICOR, INC.
                                (Parent Company Only)
                                    Balance Sheet

                                                         As of December 31,
             (Thousands of Dollars)                   -----------------------
Assets                                                   1998         1997
------                                                ----------   ----------
Current Assets:
  Cash and cash equivalents                           $      63    $     207
  Intercompany receivable, net (Supplemental Note B)     11,531        8,473
  Other                                                      22          123
                                                      ----------   ----------
                                                         11,616        8,803
                                                      ----------   ----------

Investment in Subsidiaries, at equity                   395,832      384,565
                                                      ----------   ----------

Deferred Income Taxes                                       142          151
Deferred Charges and Other                                1,096        1,305
                                                      ----------   ----------
                                                      $ 408,686    $ 394,824
                                                      ==========   ==========

Liabilities and Capitalization
------------------------------
Current Liabilities:
  Income taxes payable                                $     877           32
  Other                                                     314          447
                                                      ----------   ----------
                                                          1,191          479
                                                      ----------   ----------

Deferred Credits                                          1,248        1,118
                                                      ----------   ----------
Capitalization:
  ESOP loan guarantee (Supplemental Note D)               2,807        3,607
                                                      ----------   ----------
  Common equity:
    Common stock, $1 par value, authorized
      120,000,000 shares; outstanding 37,359,000
      and 18,601,000 shares, respectively                37,359       18,601
    Other paid-in-capital                               216,821      232,702
    Retained earnings                                   160,937      147,903
    Accumulated other comprehensive income               (7,905)      (5,377)
    Unearned compensation (Supplemental Note D)          (3,772)      (4,209)
                                                      ----------   ----------
      Total common equity                               403,440      389,620
                                                      ----------   ----------
                                                      $ 408,686    $ 394,824
                                                      ==========   ==========

The accompanying notes are an integral part of these statements.

                              Schedule III - Condensed
                Parent Company Only Financial Statements (continued)

                                       WICOR, INC.
                               Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents

                                                      Year Ended December 31,
(Thousands of Dollars)                          ----------------------------------
                                                   1998        1997        1996
Operations -                                    ----------  ----------  ----------
Net income                                      $  45,495   $  49,523   $  46,771
  Adjustments to reconcile net income to
     net cash flows:
    Equity in (income) losses of subsidiaries     (13,343)    (19,048)    (19,023)
    Change in deferred income taxes                     9          35           6
    Change in intercompany receivables             (3,058)      3,539       1,742
    Change in income taxes payable                    845        (479)     (4,509)
    Change in other current assets                    101         (72)         25
    Change in other current liabilities              (133)       (203)        489
    Change in other non-current
      assets and Liabilities                         (477)     (5,833)       (719)
                                                ----------  ----------  ----------
                                                   29,439      27,462      24,782
                                                ----------  ----------  ----------
Investment Activities -
  Investments in subsidiaries                           -           -        (600)
                                                ----------  ----------  ----------
                                                        -           -        (600)
                                                ----------  ----------  ----------
Financing Activities -
  Issuance of common stock                          2,878       2,684       3,345
  Dividends paid on common stock                  (32,461)    (31,397)    (30,485)
                                                ----------  ----------  ----------
                                                  (29,583)    (28,713)    (27,140)
                                                ----------  ----------  ----------
Change in Cash and Cash Equivalents                  (144)     (1,251)     (2,958)
Cash and Cash Equivalents at Beginning of Year        207       1,458       4,416
                                                ----------  ----------  ----------
Cash and Cash Equivalents at End of Year        $      63   $     207   $   1,458
                                                ==========  ==========  ==========

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
  Interest paid                                 $      68   $     88    $      52
  Income taxes paid                             $  (1,025)  $ (1,149)   $     202

The accompanying notes are an integral part of these statements.

                       Schedule III - Condensed
                 Parent Company Financial Statements

                               WICOR, INC.
                         (Parent Company Only)
                    Statement of Retained Earnings

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                    1998        1997        1996
             (Thousands of Dollars)              ----------  ----------  ----------
Balance - Beginning of Year                      $ 147,903   $ 129,777   $ 113,491
  Add:
    Net income                                      45,495      49,523      46,771
                                                 ----------  ----------  ----------
                                                   193,398     179,300     160,262
  Deduct:
    Cash dividends on common stock                  32,461      31,397      30,485
                                                 ----------  ----------  ----------
Net Income                                       $ 160,937   $ 147,903   $ 129,777
                                                 ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                           Schedule III - Condensed
            Parent Company Financial Statements (continued)

                                  WICOR, Inc.

Notes to Parent Company Only Financial Statements
-------------------------------------------------

The following are supplemental notes to the WICOR, Inc. (Parent Company Only) financial statements and should be read in conjunction with the WICOR, Inc. Consolidated Financial Statements and Notes thereto included herein under Item 8:

                                SUPPLEMENTAL NOTES
                                ------------------
A. The parent company files a consolidated Federal income tax return with its subsidiaries.

B. Net amounts due from subsidiaries result from intercompany transactions including advances less payments of expenses by subsidiaries on behalf of the parent company.

C. During 1998, 1997 and 1996, the parent company allocated certain administrative and operating expenses to its subsidiaries using an allocation method approved by the Public Service Commission of Wisconsin:


                                            1998         1997         1996
                                        ------------ ------------ ------------
    Administrative and operating ex-
      penses allocated to subsidiaries  $ 3,073,597  $ 2,880,000  $ 2,579,000
                                        ============ ============ ============

D.  In November 1991, the parent established an Employee Stock Ownership Plan
    (ESOP) covering non-union employees of Wisconsin Gas Company. Because the parent company has guaranteed the loan, the unpaid balance is shown as a liability on the balance sheet with a like amount of unearned compensation recorded as a reduction of stockholders' equity.

    The ESOP trustee is repaying the $10 million loan with dividends paid on the shares of the parent company common stock in the ESOP and with Wisconsin Gas Company contributions to the ESOP

                              INDEX TO EXHIBITS
                              -----------------

     3.1 WICOR, Inc. Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated July 31, 1998.

     3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K Annual Report for 1994).

     4.1 Indenture, dated as of September 1, 1990, between Wisconsin Gas Company and Firstar Bank Milwaukee, N.A., Trustee (incorporated by reference to
Exhibit 4.11 to Wisconsin Gas Company's Form S-3 Registration Statement No. 33-36639).

     4.2 Officers' Certificate, dated as of September 15, 1993, setting forth the terms of Wisconsin Gas Company's 6.60% Debentures due 2013 (incorporated by reference to Exhibit 4.1 to Wisconsin Gas Company's Form 8-K Current Report for September, 1993).

     4.3 Officers' Certificate, dated as of November 7, 1995, setting forth the terms of Wisconsin Gas Company's 6-3/8% Notes due 2005(incorporated by reference to Exhibit 4 to Wisconsin Gas Company's Form 8-K Current Report dated November 7, 1995).

     4.4 Officers certificate, dated as of January 21, 1999, setting forth the terms of Wisconsin Gas Company's 5.5% notes due 2009 (incorporated by reference to Exhibit 4 to Wisconsin Gas Company's Form 8-K Current Report dated January 15, 1999).

     4.5 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

     4.6 Revolving Credit Agreement, dated as of August 6, 1997, among Wisconsin Gas Company and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.2 the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

     4.7 Revolving Credit Agreement, dated as of August 6, 1997, among WICOR Industries, Inc. and Citibank, N.A., as Agent, Firstar Bank Milwaukee, N.A., Harris Trust and Savings Bank and M&I Marshall & Illsley Bank (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated October 31, 1997).

     4.8 Rights Agreement, dated as of August 29, 1989, between WICOR, Inc. and Manufacturers Hanover Trust Company, Rights Agent (incorporated by reference to Exhibit 4 to the Company's Form 8-K Current Report for August,
1989).

     4.9 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank, N.V., Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 26, 1996).

     4.10 Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V. (incorporated by reference to Exhibit
4.15 to the Company's Annual Report on Form 10-K for 1996).

     4.11 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

     4.12 Securities Loan Agreement, effective June 22, 1996, among Citibank, N.A. and Sta-Rite Industries, Inc. (incorporated by reference to
Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated July 30,
1996).

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

     10.3#    WICOR, Inc. 1992 Director Stock Option Plan, as amended.

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

     10.8#    Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated July 31,
1997).

     10.9#    WICOR, Inc. 1999 Officers' Incentive Compensation Plan.

     10.10#   Wisconsin Gas Company Supplemental Retirement Income Program

     10.11#   Wisconsin Gas Company 1999 Officers' Incentive Compensation Plan.

     10.12#   Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report Form 10-K for 1992).

     10.13#   Form of Deferred Compensation Agreements between Wisconsin Gas
Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for 1990).

     10.14#   Sta-Rite Industries, Inc. 1999 Officers' Incentive Compensation
Plan.

     10.15#   Sta-Rite Industries, Inc. Group Travel Accident Plan
(incorporated by reference to Exhibit 10.28 to the Company's Annual Report Form 10-K for 1992).

     13       Portions of the WICOR, Inc. 1998 Annual Report to Shareholders.

     21       Subsidiaries of WICOR, Inc.

     23       Consent of independent public accountants.

     27       Financial Data Schedule. (EDGAR version only)

     99       WICOR, Inc. proxy statement dated March 15, 1999.  (Except to the extent incorporated by reference, this proxy statement is not deemed "filed" with the Securities and Exchange Commission as part of this Form 10-K.)