Form 10-Q
period 1999-03-31
WICOR INC
filed 1999-05-03
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1999
                                     or
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

                        Commission file number 1-7951

                                WICOR,  Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   Wisconsin                           39-1346701
         -------------------------------           -----------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

              626 East Wisconsin Avenue
                 Milwaukee, Wisconsin                    53202
       ---------------------------------------         ----------
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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at April 16, 1999
--------------------------        -------------------------------
Common Stock, $1 Par Value                   37,447,115

                              INTRODUCTION

WICOR, Inc. ("WICOR" or the "Company") is a diversified holding company with two principal business groups: an Energy Group responsible for natural gas distribution and related services, and a Manufacturing Group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through its subsidiary, Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. The Company engages in the manufacture and sale of pumps and processing equipment through several nonutility subsidiaries. The Company's manufactured products primarily have water system, pool and spa, agricultural, RV/marine and beverage/food service applications. The Company markets its pump and processing products in about 100 countries. The Company is incorporated under the laws of the State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.

                              CONTENTS
                                                                   PAGE

PART I - Financial Information                                        1

  Consolidated Financial Statements of WICOR, Inc. (Unaudited):
  -------------------------------------------------------------
    Consolidated Statements of Operation for the
      Three Months Ended March 31, 1999 and 1998                      2

    Consolidated Balance Sheets as of
      March 31, 1999 and December 31, 1998                          3-4

    Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1999 and 1998                      5

    Notes to Consolidated Financial Statements                      6-7

  Management's Discussion and Analysis of
    Interim Financial Statements                                   8-12

  Quantitative and Qualitative Disclosures About Market Risk         12

PART II -  Other Information and Exhibits

  Exhibits and Reports on Form 8-K                                   13

  Signatures                                                         14

Forward-Looking Statements
--------------------------
Certain matters discussed in this report are   forward-looking statements
intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because they include words
such as the Company   believes,     anticipates,     expects,   or words
of similar import. Similarly, statements that describe the Company's future plans, objectives or goals also are considered forward-looking. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from current expectations. These factors include but are not limited to the risks and uncertainties listed below. All of these factors are difficult to predict and generally beyond management's control.

  >> the impact of warmer- or colder-than-normal weather on the energy business

  >>  the impact of cool or wet weather on pump manufacturing markets

  >> economic conditions, including the availability of individual discretionary income and changes in interest rates and foreign currency valuations

  >>  changes in natural gas prices and supply availability

  >>  increased competition in deregulated energy markets

  >>  the pace and extent of energy industry deregulation

  >>  regulatory, governmental and judiciary decisions

  >>  increases in costs to clean up environmental contamination

  >>  the Company's ability to increase prices

  >>  market demand for the Company's products and services

  >> unanticipated expenses or outcomes associated with year 2000 date conversion

Part 1 - Financial Information
------------------------------

Item 1. Financial Statements
----------------------------
The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the WICOR, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

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

                            WICOR, INC.
          Consolidated Statements of Operation (Unaudited)
            (Amounts in Thousands, Except Per Share Data)
[CAPTION]

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
Operating Revenues:
  Energy                                            $ 187,182   $ 187,003
  Manufacturing                                       117,059     116,324
                                                    ----------  ----------
                                                      304,241     303,327
                                                    ----------  ----------

Operating Costs and Expenses:
  Cost of gas sold                                    107,579     115,349
  Manufacturing cost of sales                          82,999      82,905
  Operations and maintenance                           51,975      50,737
  Depreciation and amortization                         9,092       8,737
    Taxes, other than income taxes                      2,504       2,614
                                                    ----------  ----------
                                                      254,149     260,342
                                                    ----------  ----------
Operating Income                                       50,092      42,985
                                                    ----------  ----------
Interest Expense                                       (4,457)     (4,654)
  Other Income, net                                       770       1,683
                                                    ----------  ----------
Income Before Income Taxes                             46,405      40,014
Income Tax Provision                                   17,539      15,051
                                                    ----------  ----------
Net Earnings                                        $  28,866   $  24,963
                                                    ==========  ==========

Per Share of Common Stock:
  Basic earnings                                    $    0.77   $    0.67
  Diluted earnings                                  $    0.77   $    0.66
  Cash Dividends paid                               $   0.220   $   0.215

Average shares outstanding                             37,413      37,242
Average diluted shares outstanding                     37,619      37,623

The accompanying notes are an integral part of these statements.

                                       WICOR, INC.
                             Consolidated Balance Sheets
[CAPTION]

                                                    March 31,
                                                      1999      December 31,
                                                   (Unaudited)      1998
Assets                                             -----------  ------------
------                                               (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents                        $    3,769   $    13,383
  Accounts receivable, less allowance
    for doubtful accounts of $17,728
    and $12,511, respectively                         185,721       137,321
  Accrued utility revenues                             31,811        47,483
  Manufacturing inventories                            84,654        86,312
    Gas in storage, at weighted average cost           11,723        36,919
  Deferred income taxes                                17,216        17,195
  Prepayments and other                                13,200        15,542
                                                   -----------  ------------
                                                      348,094       354,155
  Property, Plant and Equipment (less accum-       -----------  ------------
      ulated depreciation of $546,558
      and $535,002, respectively)                     443,273       447,665
                                                   -----------  ------------
Deferred Charges and Other:
  Goodwill                                             66,808        67,552
  Regulatory assets                                    58,036        59,319
  Prepaid pension costs                                51,886        50,011
  Other                                                35,782        36,494
                                                   -----------  ------------
                                                      212,512       213,376
                                                   -----------  ------------
                                                   $1,003,879   $ 1,015,196
                                                   ===========  ============

The accompanying notes are an integral part of these statements.

                               WICOR, INC.
                      Consolidated Balance Sheets
                               (continued)
[CAPTION]

                                                    March 31,
                                                      1999      December 31,
                                                   (Unaudited)      1998
Liabilities and Capitalization                    ------------  ------------
------------------------------                      (Thousands of Dollars)
Current Liabilities:
  Short-term borrowings                           $    43,823   $   107,653
  Accounts payable                                     70,526        70,000
  Current portion of long-term debt                     1,490         3,528
  Refundable gas costs                                 50,115        18,570
  Accrued payroll and benefits                         18,145        20,490
  Accrued taxes                                        21,889         7,885
  Other                                                12,351        16,526
                                                  ------------  ------------
                                                      218,339       244,652
                                                  ------------  ------------
Deferred Credits and Other:
  Postretirement benefit obligation                    58,848        60,627
  Regulatory liabilities                               30,106        32,153
  Deferred income taxes                                49,211        49,065
  Accrued environmental remediation costs              10,057        11,215
  Unamortized investment tax credit                     6,000         6,357
  Other                                                19,375        19,217
                                                  ------------  ------------
                                                      173,597       178,634
                                                  ------------  ------------
Capitalization:
  Long-term debt                                      187,212       188,470
  Common stock                                         37,417        37,359
  Other paid-in capital                               217,456       216,821
  Retained earnings                                   181,569       160,937
  Accumulated other comprehensive income               (8,284)       (7,905)
  Unearned compensation - ESOP
    and restricted stock                               (3,427)       (3,772)
                                                  ------------  ------------
                                                      611,943       591,910
                                                  ------------  ------------
                                                  $ 1,003,879   $ 1,015,196
                                                  ============  ============

The accompanying notes are an integral part of these statements.

                              WICOR, INC.
             Consolidated Statement of Cash Flows (Unaudited)
[CAPTION]

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1999        1998
                         (Thousands of Dollars)         ----------  ----------
Operations:
  Net earnings                                          $  28,866   $  24,963
  Adj. to reconcile net earnings to net cash flows:
    Depreciation and amortization                          14,118      13,926
    Deferred income taxes                                     125         153
    Net pension/other postretirement benefit (income)      (2,155)     (1,292)
    Change in:
      Receivables                                         (32,728)    (37,211)
      Manufacturing inventories                             1,658      (4,765)
      Gas in storage                                       25,196      33,375
      Other current assets                                  2,342        (700)
      Accounts payable                                        526        (699)
      Refundable gas costs                                 31,545      23,943
      Accrued taxes                                        14,004      11,195
      Other current liabilities                            (6,520)       (542)
      Other non-current assets and liabilities, net        (4,835)     (2,625)
                                                        ----------  ----------
                                                           72,142      59,721
Investment Activities:                                  ----------  ----------
  Capital expenditures                                     (8,162)     (8,191)
  Other                                                       (23)        110
                                                        ----------  ----------
                                                           (8,185)     (8,081)
Financing Activities:                                   ----------  ----------
  Change in short-term borrowings                         (63,830)    (52,474)
  Reduction in long-term debt                              (2,157)     (2,168)
  Issuance of long-term debt                                    -       2,828
  Issuance of common stock                                    693         863
  Dividends paid on common stock                           (8,277)     (8,005)
                                                        ----------  ----------
                                                          (73,571)    (58,956)
                                                        ----------  ----------
Change in Cash and Cash Equivalents                        (9,614)     (7,316)
Cash and Cash Equivalents at Beginning of Period           13,383      11,810
                                                        ----------  ----------
Cash and Cash Equivalents at End of Period              $   3,769   $   4,494
                                                        ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):

1) The Company and its subsidiaries maintain lines of credit worldwide. At March 31, 1999 the Company had borrowings of $43.8 million and availability of $266.3 million under unsecured lines of credit with several banks.

   A total of $30.3 million of commercial paper, classified as short-term debt, was outstanding as of March 31, 1999 at a weighted average interest rate of 5.0%.


2) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                                    For the Three Months
                                                       Ended March 31,
                                                  -----------------------
                                                     1999        1998
                                                  ----------  ----------
                                                  (Thousands of Dollars)
   Income taxes paid                              $    4,784  $    6,947
   Interest paid                                  $    3,570  $    3,691


3) Total comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                     1999        1998
                                                  ----------  ----------
  Net earnings                                    $  28,866   $  24,963
  Other comprehensive income
     Currency translation adjustments                  (379)       (543)
                                                  ----------  ----------
  Total comprehensive income                      $  28,487   $  24,420
                                                  ==========  ==========


4)  Business Segment Information

The Company is a diversified holding company with two principal business segments: an Energy Group responsible for natural gas distribution and related services, and a Manufacturing Group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids.

The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained. The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The Company evaluates the performance of its operating segments based on income from continuing operations. Intersegment sales and transfers are not significant.

Information regarding products and services and geographic areas are not presented as they are not included in measures that are reviewed by the Company.

Summarized financial information concerning the Company's reportable segments for the three-month's ending March 31, 1999 and 1998 is shown in the following table. The other energy category includes the results of the parent company only and non-regulated energy operations involved in energy and risk management services, automated meter reading and other related services.

                                  Energy
                      ------------------------------
                      REGULATED   OTHER      TOTAL   MANUFACTURING CONSOLIDATED
                      --------- --------- ---------- ------------- ------------
                                     (Thousands of Dollars)
1999
----
Revenues              $170,397  $ 16,785  $ 187,182  $    117,059  $   304,241
Depreciation and
  amortization        $ 10,333  $     26  $  10,359  $      3,759  $    14,118
Net earnings          $ 22,970  $    255  $  23,225  $      5,641  $    28,866
Total assets          $637,354  $ 15,887  $ 653,241  $    350,638  $ 1,003,879
Capital expenditures  $  5,546  $     66  $   5,612  $      2,550  $     8,162

1998
----
Revenues              $169,447  $ 17,556  $ 187,003  $    116,324  $   303,327
Depreciation and
  amortization        $ 10,210  $     29  $  10,239  $      3,687  $    13,926
Net earnings          $ 18,502  $    970  $  19,472  $      5,491  $    24,963
Total assets          $651,052  $ 15,650  $ 666,702  $    359,133  $ 1,025,835
Capital expenditures  $  4,442  $     35  $   4,477  $      3,714  $     8,191


Item 2.             Management's Discussion and Analysis
                     of Interim Financial Statements of
                                 WICOR, Inc.

Results of Operations
---------------------
Consolidated net earnings for the first quarter of 1999 increased by $3.9 million, or 16%, to $28.9 million compared to the same period of the prior year. The increase was attributable to $3.7 million and $0.1 million increases in Energy Group and Manufacturing Group earnings.

The following factors had a significant effect on the results of operations during the three-month period ended March 31, 1999.

Energy Group
------------
Net earnings increased to $23.2 million from $19.5 million, or 19%, for the first quarter of 1999 compared with the first quarter of 1998. Increased gross margins contributed to the increase, which was partially offset by increased operating expenses and reduced proceeds related to a weather insurance agreement compared to the prior year. The improvement in gas margins resulted primarily from increased firm sales volumes and a $7.5 million annual rate increase effective August 1, 1998.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that impacts margin only if gas costs for the period are above or below certain thresholds established in the gas cost incentive mechanism (GCIM). The GCIM impact on margins was insignificant in both periods.

The following tables set forth margin and volume data for the Energy Group and utility, respectively, for each of the quarters ended March 31.

                                        Three
                                     Months Ended
                                       March 31,
                                ----------------------     %
(Millions of Dollars)              1999        1998     Change
---------------------           ----------  ----------  ------
Energy Revenues                 $   179.2   $   179.8       -
Cost of Gas Sold                    107.6       115.3      (7)
                                ----------  ----------
Sales Margin                         71.6        64.5      11
Gas Transportation Margin             8.0         7.2      11
                                ----------  ----------
Gross Margin                         79.6        71.7      11
                                ----------  ----------
Operation and Maintenance            28.5        27.8       3
Depreciation and Amortization         8.8         8.4       5
Taxes, Other Than Income Taxes        2.5         2.6      (4)
                                ----------  ----------
                                     39.8        38.8       3
                                ----------  ----------
Operating Income                     39.8        32.9      21
Interest Expense                     (3.4)       (3.4)      -
Other Income, net                     0.7         1.5     (53)
                                ----------  ----------
Income Before Income Taxes           37.1        31.0      20
Income Tax Expense                   13.9        11.5      21
                                ----------  ----------
Net Earnings                    $    23.2    $   19.5      19
                                ==========  ==========

(Millions of Therms)
Utility Sales Volumes
---------------------
  Firm                              326.9       301.7       8
  Interruptible                      10.0        14.0     (29)
Transportation Volume               160.3       138.0      16
                                ----------  ----------
Total Throughput                    497.2       453.7      10
                                ==========  ==========
Heating Degree Days
Actual                              3,235       2,915      11
                                ==========  ==========
Twenty year average                 3,421
                                ==========

The increase in firm sales volumes for the first quarter of 1999 as compared with the 1998 first quarter was caused principally by colder weather. The weather was 11% colder in the first quarter of 1999 than during the same period in 1998 although still 5% warmer than the 20-year average. The increase in transportation volumes was due to more customers purchasing gas from sources other than Wisconsin Gas and transporting the volumes over the Wisconsin Gas distribution system.

Non-regulated energy operating revenues for the first three months of 1999 remained relatively level at $16.8 million compared to the same period of 1998.

Operating and maintenance expenses increased by $0.7 million, or 3%, during the three-month period ended March 31, 1999 compared to the same period of 1998. The increase reflects $1.9 million of PSCW approved additional uncollectible accounts expense which became effective November 1, 1998. The increase was partially offset by lower labor and benefit expenses at Wisconsin Gas.

Depreciation expense for the three months ended March 31, 1999, increased by $0.4 million, or 5%, compared with the same period of last year. The 1999 increase was due to plant additions.

Interest expense remained unchanged at $3.4 million for the three months ended March 31, 1999, compared with the same period of 1998.

Other income, net decreased by $0.8 million, or 53%, during the first quarter of 1999 compared to the same period last year. The Company recorded a gain in connection with a weather insurance agreement of $0.4 million in the first quarter of 1999 compared to a gain of $1.3 million recorded in the same period of last year. The Company has entered into weather derivative agreements to partially mitigate the risk that weather has on Energy Group earnings.

Manufacturing Group
-------------------
Manufacturing Group net earnings of $5.6 million for the first quarter of 1999 was 2% higher than the first quarter of 1998.

Financial data regarding the Manufacturing Group are set forth in the table below.

                                           Three
                                        Months Ended
                                          March 31,
                                   ----------------------
                                      1999        1998     Change
                                   ----------  ----------  ------
(Millions of Dollars)
Net Sales                          $   117.1   $   116.3      1
Cost of Goods Sold                      83.0        82.9      -
                                   ----------  ----------
Gross Profit                            34.1        33.4      2
Operating Expenses                      23.9        23.3      3
                                   ----------  ----------
Operating Income                        10.2        10.1      1
Interest Expense                        (1.1)       (1.3)   (15)
Other Income, net                        0.1         0.2    (50)
                                   ----------  ----------
Income Before Income Taxes               9.2         9.0      2
Income Tax Expense                       3.6         3.5      3
                                   ----------  ----------
Net Earnings                       $     5.6    $    5.5      2
                                   ==========  ==========

Net sales for the first quarter of 1999 increased slightly to $117.1 million compared to the same period in 1998, reflecting expanded business with new and existing customers, new products within the pool/spa and industrial markets and the strong economy in the United States. During the first quarter of 1999, domestic sales increased by $4.8 million, or 6%, while international sales decreased $4.1 million, or 11%, compared to the same period in 1998.

Increased domestic sales were driven by higher demand within the water systems, pool/spa, marine and R/V markets and partially offset by lower residential sump and utility pump sales. The decrease in residential sump and utility pump sales was the result of wet weather in the U.S. market during 1998. Dry weather in the Southeast part of the United States during 1999 had sparked strong demand for irrigation and sprinkler pumps.

The decrease in international sales is attributable to the uneven global economy, the strong U.S. dollar and the timing of product shipments in certain European markets. For the three months ended March 31, 1999 and 1998, international sales accounted for 28% and 31%, respectively, of total net sales for the Manufacturing Group.

Gross profit margins were 29.1% for the 1999 first quarter as compared to 28.7% for the first quarter of 1998. Quarterly operating margins grew due to ongoing cost improvement programs and productivity gains in manufacturing processes. Manufacturing operating expenses for the quarter increased by 3% compared to the same period in 1998 due to increased sales and timing of market development expenditures.


Consolidated Income Taxes
-------------------------
Income tax expense was $2.5 million higher for the first three months of 1999, compared to the same period last year, reflecting increased pre-tax income.


Liquidity and Capital Resources
-------------------------------
Cash flow from operations for the three months ended March 31, 1999 increased by $11.4 million, or 19%, from the comparable period in 1998. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable levels are higher in the heating season as compared with the summer months. The cash flow improvement is due primarily to increased earnings and lower gas prices.

Capital expenditures were level for the three months ended March 31, 1999, compared to the same period in 1998.

The Company anticipates additional short-term borrowing during the third and fourth quarters of 1999 to finance working capital, primarily gas in storage and the financing of accounts receivable during the heating season. The Company believes it has sufficient capacity under existing lines of credit to satisfy its future working capital needs.


Proposed New Pipeline
---------------------
On March 10, 1999, the Company announced the formation of a joint venture to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin. Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project.

The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry at least 650,000 Dekatherms per day of gas. The total cost of the project, which requires United States Federal Energy Regulatory Commission (FERC) approval, is approximately $230 million. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $45 million to connect its distribution system to the Guardian Pipeline.

The project, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area.


Year 2000 Date Conversion
-------------------------
Issues relating to Year 2000 date conversion are the result of computer software programs being written using two digits rather than four to define the applicable year. Any of the Company's software programs, computer hardware or equipment that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, distribute natural gas, manufacture products or engage in other normal business activities.

The Company has developed a formal plan to ensure that its significant date-sensitive computer software and hardware systems (Information Technology) and other equipment utilized in its various activities (Operating Equipment) will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations throughout the world, and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine if the Company's significant customers and suppliers will be Year 2000 compliant.

The Company's plan to resolve issues relating to Year 2000 conversion includes four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company has retained third party consultants. The Company has substantially completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modification to ensure it remains operational.

For its Information Technology applications as of March 31, 1999, the Company believes it is approximately 84% compliant on all of its significant systems, and estimates that it will complete software reprogramming and/or replacement in the second quarter of 1999. The Company believes that the Operating Equipment at March 31, 1999 is approximately 86% compliant, and the Company is targeting completion during the second quarter of 1999.

With respect to operations that involve third parties, the Company has made inquiries of its significant customers and suppliers and, at the present time and based on such inquiries, is not aware of Year 2000 issues facing these third parties that would materially impact the Company's operations. However, the Company has no means of ensuring that these customers and suppliers (and, in turn, their customers and suppliers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on the Company.

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

Through March 31, 1999, the Company had spent approximately $4.3 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.9 million and is expected to be funded through operating cash flow.

Euro Conversion
---------------
On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro began trading on currency exchanges and the legacy currencies remained legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

The Euro conversion may affect cross-border competition by creating greater cross-border price transparency. The Company is assessing its pricing/marketing strategy in order to ensure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. The currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Based on current information and current assessments, the Company does not expect that transitioning to the Euro currency will have a material adverse effect on its business or financial condition.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------
The Company's market risk includes the potential loss arising from adverse changes in the price of natural gas and in foreign currency exchange rates. The Company's objective in managing these risks is to reduce fluctuations in earnings and cash flows associated with changes in natural gas prices and foreign currency exchange rates. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause.

WICOR Energy Services Company utilizes gas futures contracts to manage commodity price risk associated with firm customer sales commitments. Unrealized gains or losses on these instruments are deferred and recognized in earnings in the period the sales occurs. Substantially all of the futures contracts expire in 1999. The notional amount of these contracts is not material to the Company.

The Company manages foreign currency market risk through the use of a variety of financial and derivative instruments. The Company uses forward exchange contracts and other hedging activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The notional amount of these contracts is not material to the Company.

Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits

      3.1  WICOR, Inc. By-laws, as amended.

       27  Financial data schedule (EDGAR version only).

(b) Reports on Form 8-K - There were no reports on Form 8-K filed by the Company during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               WICOR, INC.



Dated:  April 30, 1999             By:   /s/ Joseph P. Wenzler
                                             Joseph P. Wenzler

                                         Senior Vice President
                                      and Chief Financial Officer