Form 10-Q
period 1999-06-30
WICOR INC
filed 1999-08-12
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 30, 1999
                                     or
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at July 23, 1999
--------------------------        -------------------------------
Common Stock, $1 Par Value                   37,503,735

                                    CONTENTS
                                                                   PAGE

PART I - Financial Information                                       1

  Consolidated Financial Statements of WICOR, Inc. (Unaudited):

    Consolidated Statements of Operation for the
      Three and Six Months Ended June 30, 1999 and 1998              2

    Consolidated Balance Sheets as of
      June 30, 1999 and December 31, 1998                           3-4

    Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1999 and 1998                        5

    Notes to Consolidated Financial Statements                      6-8

  Management's Discussion and Analysis of
    Interim Financial Statements                                   9-13

  Quantitative and Qualitative Disclosures About Market Risk      13-14

PART II -  Other Information and Exhibits

  Legal Proceedings                                                 15

  Submission of Matters to a Vote of Security Holders               15

  Exhibits and Reports on Form 8-K                                  16

  Signatures                                                        17

                                  INTRODUCTION

WICOR, Inc. ("WICOR" or the "Company") is a diversified holding company with two principal business groups: an Energy Group responsible for natural gas distribution and related services; and a Manufacturing Group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through its subsidiary, Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. The Company engages in the manufacture and sale of pumps and processing equipment through several nonutility subsidiaries. The Company's manufactured products primarily have water system, pool and spa, agricultural, RV/marine and beverage/food service applications. The Company markets its pump and
processing products in about 100 countries.   The Company is incorporated
under the laws of the State of Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.

	On June 27, 1999, WICOR entered into an agreement and plan of merger with Wisconsin Energy Corporation ("Wisconsin Energy") providing for a strategic business combination of Wisconsin Energy and WICOR through the merger of WICOR and a wholly-owned subsidiary of Wisconsin Energy. Consummation of the merger is subject to certain closing conditions, including the approval of the shareholders of both WICOR and Wisconsin Energy and the approval of the Public Service Commission of Wisconsin and the Securities and Exchange Commission. Additional information with respect to the pending merger with Wisconsin Energy is included in Note 1 to the financial statements included herein.

                   Forward-Looking Statements
                   --------------------------
Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified as such because they include words such as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals also are considered forward-looking. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from current expectations. These factors include but are not limited to the risks and uncertainties listed below. All of these factors are difficult to predict and are generally beyond management's control. Such factors include, but are not limited to, the following:

>>	the impact of warmer- or colder-than-normal weather on the energy business

>>	the impact of cool or wet weather on pump manufacturing markets

>>	economic conditions, including the availability of individual discretionary income and changes in interest rates and foreign currency valuations

>>	changes in natural gas prices and supply availability

>>	increased competition in deregulated energy markets

>>	the pace and extent of energy industry deregulation

>>	regulatory, governmental and judiciary decisions

>>	increases in costs to clean up environmental contamination

>>	the Company's ability to increase prices

>>	market demand for the Company's products and services

>>	unanticipated expenses or outcomes associated with year 2000 date conversion

>>	unforeseen events delaying or preventing the consummation of the strategic business combination with Wisconsin Energy

Part 1 - Financial Information
------------------------------
Item 1. Financial Statements

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

                      WICOR, INC.
        Consolidated Statements of Operation (Unaudited)
         (Amounts in Thousands, Except Per Share Data)
[CAPTION]

                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                     ---------------------  ---------------------
                                        1999       1998        1999       1998
                                     ---------- ----------  ---------- ----------
Operating Revenues:
  Energy                             $  87,374  $  90,261   $ 274,556  $ 277,264
  Manufacturing                        137,958    129,618     255,017    245,942
                                     ---------- ----------  ---------- ----------
                                       225,332    219,879     529,573    523,206
                                     ---------- ----------  ---------- ----------
Operating Costs and Expenses:
  Cost of gas sold                      51,801     56,149     159,380    171,498
  Manufacturing cost of sales           95,789     91,913     178,788    174,818
  Operations and maintenance            51,624     47,033     103,599     97,770
  Depreciation and amortization          9,221      8,667      18,313     17,404
  Taxes, other than income taxes         1,719      2,213       4,223      4,827
                                     ---------- ----------  ---------- ----------
                                       210,154    205,975     464,303    466,317
                                     ---------- ----------  ---------- ----------
Operating Income                        15,178     13,904      65,270     56,889
                                     ---------- ----------  ---------- ----------

Interest Expense                        (3,716)    (3,931)     (8,173)    (8,585)
Other Income and (Expenses)               (889)       (17)       (119)     1,666
                                     ---------- ----------  ---------- ----------
Income Before Income Taxes              10,573      9,956      56,978     49,970
Income Tax Provision                     4,581      3,932      22,120     18,983
                                     ---------- ----------  ---------- ----------
Net Earnings                         $   5,992  $   6,024   $  34,858  $  30,987
                                     ========== ==========  ========== ==========

Per Share of Common Stock:
  Basic earnings                     $    0.16  $    0.16   $    0.93  $    0.83
  Diluted earnings                   $    0.16  $    0.16   $    0.92  $    0.82
  Cash Dividends paid                $   0.220  $   0.215   $   0.440  $   0.430

Average shares outstanding              37,469     37,312      37,441     37,277
Average diluted shares outstanding      37,885     37,612      37,752     37,618

The accompanying notes are an integral part of these statements.

                                       WICOR, INC.
                             Consolidated Balance Sheets
[CAPTION]

                                                      June 30,
                                                        1999       December 31,
                                                     (Unaudited)       1998
                                                     ------------  ------------
                                                       (Thousands of Dollars)
Assets
------
Current Assets:
  Cash and cash equivalents                          $     8,752   $    13,383
  Accounts receivable, less allowance
    for doubtful accounts of $18,405
    and $12,511, respectively                            154,121       137,321
  Accrued utility revenues                                 8,359        47,483
  Manufacturing inventories                               77,388        86,312
  Gas in storage, at weighted average cost                25,527        36,919
  Deferred income taxes                                   17,256        17,195
  Prepayments and other                                   15,683        15,542
                                                     ------------  ------------
                                                         307,086       354,155
  Property, Plant and Equipment (less                ------------  ------------
    accumulated depreciation of $556,210
    and $535,002, respectively)                          445,976       447,665
                                                     ------------  ------------
Deferred Charges and Other:
  Goodwill                                                83,024        67,552
  Regulatory assets                                       56,082        59,319
  Prepaid pension costs                                   53,740        50,011
  Other                                                   36,947        36,494
                                                     ------------  ------------
                                                         229,793       213,376
                                                     ------------  ------------
                                                     $   982,855   $ 1,015,196
                                                     ============  ============

The accompanying notes are an integral part of these statements.

                                 WICOR, INC.
                        Consolidated Balance Sheets
                                 (continued)
[CAPTION]

                                                    June 30,
                                                      1999       December 31,
                                                   (Unaudited)       1998
                                                   ------------  ------------
                                                     (Thousands of Dollars)
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Short-term borrowings                            $    17,799   $   107,653
  Accounts payable                                      73,999        70,000
  Current portion of long-term debt                      1,410         3,528
  Refundable gas costs                                  40,478        18,570
  Accrued payroll and benefits                          20,581        20,490
  Accrued taxes                                          9,105         7,885
  Other                                                 22,287        16,526
                                                   ------------  ------------
                                                       185,659       244,652
                                                   ------------  ------------
Deferred Credits and Other:
  Postretirement benefit obligation                     57,230        60,627
  Regulatory liabilities                                29,553        32,153
  Deferred income taxes                                 49,347        49,065
  Accrued environmental remediation costs                7,441        11,215
  Unamortized investment tax credit                      6,019         6,357
  Other                                                 19,256        19,217
                                                   ------------  ------------
                                                       168,846       178,634
                                                   ------------  ------------
Capitalization:
  Long-term debt                                       204,524       188,470
  Common stock                                          37,504        37,359
  Other paid-in capital                                218,291       216,821
  Retained earnings                                    179,318       160,937
  Accumulated other comprehensive income                (8,289)       (7,905)
  Unearned compensation - ESOP
    and restricted stock                                (2,998)       (3,772)
                                                   ------------  ------------
                                                       628,350       591,910
                                                   ------------  ------------
                                                   $   982,855   $ 1,015,196
                                                   ============  ============

The accompanying notes are an integral part of these statements.

                               WICOR, INC.
             Consolidated Statement of Cash Flows (Unaudited)
[CAPTION]

                                                              Six Months Ended
                                                                  June 30,
                                                           ----------------------
                                                              1999        1998
                                                           ----------  ----------
Operations:                                                (Thousands of Dollars)
  Net earnings                                             $  34,858   $  30,987
  Adjustments to reconcile net earnings to net cash flows:
    Depreciation and amortization                             28,533      27,813
    Deferred income taxes                                        221         403
    Net pension and other postretirement benefit (income)     (4,311)     (2,754)
    Change in:
      Receivables                                             25,375      41,657
      Manufacturing inventories                               11,972       3,474
      Gas in storage                                          11,392      18,074
      Other current assets                                        16        (656)
      Accounts payable                                         1,480      (2,310)
      Refundable gas costs                                    21,908      13,131
      Accrued taxes                                            1,220       2,502
      Other current liabilities                                3,120         (25)
      Other non-current assets and liabilities, net          (11,797)     (6,314)
                                                           ----------  ----------
                                                             123,987     125,982
Investment Activities:                                     ----------  ----------
  Capital expenditures                                       (20,506)    (20,466)
  Acquisition of business assets                             (20,919)          -
  Other                                                           62         163
                                                           ----------  ----------
                                                             (41,363)    (20,303)
Financing Activities:                                      ----------  ----------
  Change in short-term borrowings                            (69,811)    (92,963)
  Reduction in long-term debt                                 (2,587)     (2,782)
  Issuance of long-term debt                                       -       2,828
  Issuance of common stock                                     1,615       2,022
  Dividends paid on common stock                             (16,472)    (16,029)
                                                           ----------  ----------
                                                             (87,255)   (106,924)
                                                           ----------  ----------
Change in Cash and Cash Equivalents                           (4,631)     (1,245)
Cash and Cash Equivalents at Beginning of Period              13,383      11,810
                                                           ----------  ----------
Cash and Cash Equivalents at End of Period                 $   8,752   $  10,565
                                                           ==========  ==========
The accompanying notes are an integral part of these statements.

      Notes to Consolidated Financial Statements (Unaudited):

1) On June 27, 1999, WICOR and Wisconsin Energy entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for a strategic business combination of WICOR and Wisconsin Energy through a merger of WICOR and a wholly-owned subsidiary of Wisconsin Energy ( the "Merger"). The Merger Agreement has been approved by the boards of directors of WICOR and Wisconsin Energy.

Subject to the terms of the Merger Agreement, at the time of the Merger, each outstanding share of WICOR common stock, par value $1.00 per share ("WICOR Common Stock") (together with the associated common stock purchase right issued pursuant to WICOR's Rights Agreement) will be converted into the right to receive cash, common stock, par value $.01 per share of Wisconsin Energy("Wisconsin Energy Common Stock"), or a combination of cash and shares of Wisconsin Energy Common Stock (the "Merger Consideration") having a value of $31.50 per share of WICOR Common Stock. In the event the closing of the merger occurs after July 1, 2000, the $31.50 value per share will be increased by an amount equivalent to six per cent per annum daily simple interest for each day after July 1, 2000 through the closing date. Prior to the closing date, Wisconsin Energy will select the percentage of the Merger Consideration to be paid in Wisconsin Energy Common Stock, which may be not less than 40% or more than 60%. The balance of the merger consideration will be paid in cash. The exchange ratio for each share of WICOR Common Stock converted into Wisconsin Energy Common Stock will be determined by dividing $31.50 (as adjusted if the closing occurs after July 1, 2000) by the average of the closing prices of the Wisconsin Energy Common Stock on the New York Stock Exchange for the 10 trading days ending with the fifth trading day prior to the closing date (the "Average Wisconsin Energy Price"). Each WICOR shareholder will be entitled to elect to receive cash, Wisconsin Energy Common Stock or a combination thereof, subject to proration if the cash or stock elections exceed the maximum amounts permitted. Cash will be paid in lieu of any fractional shares of Wisconsin Energy Common Stock which holders of WICOR Common Stock would otherwise receive. If the Average Wisconsin Energy Price is less than $22.00 per share, Wisconsin Energy may elect to pay the entire Merger Consideration in cash.

Consummation of the Merger is subject to satisfaction of certain closing conditions set forth in the Merger Agreement, including approval by the shareholders of WICOR and Wisconsin Energy, approval by the Public Service Commission of Wisconsin, approval by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The regulatory approval process is expected to take approximately 9 to 12 months.

The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, to the extent that shares of WICOR Common Stock are exchanged for shares of Wisconsin Energy Common Stock, and will be accounted for as a purchase transaction. The Merger Agreement provides that if the Merger Agreement is terminated under certain circumstances and WICOR enters into a competing transaction with another party within 21 months after the termination, WICOR will pay a termination fee of $30 million to Wisconsin Energy.

2) The Company and its subsidiaries maintain lines of credit worldwide. At June 30, 1999 the Company had borrowings of $17.8 million and availability of $210.3 million under unsecured lines of credit with several banks.

A total of $41.6 million of commercial paper was outstanding as of June 30, 1999 at a weighted average interest rate of 5.2%. Commercial paper borrowings of $35.0 million were classified as long-term debt as of June 30, 1999.


3) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                             For the Six Months
                                                Ended June 30,
                                            ----------------------
                                               1999        1998
                                            ----------  ----------
                                            (Thousands of Dollars)
Income taxes paid                           $  22,343   $  18,345
Interest paid                               $   6,667   $   8,552


4) Total comprehensive income for the six months ended June 30, 1999 and 1998 is as follows:

                                               1999        1998
                                            ----------  ----------
                                            (Thousands of Dollars)

Net earnings                                $  34,858   $  30,987
Other comprehensive income
   Currency translation adjustments              (384)     (1,609)
                                            ----------  ----------
Total comprehensive income                  $  34,474   $  29,378
                                            ==========  ==========

5) The Company is a diversified holding company with two principal business segments: an Energy Group responsible for natural gas distribution and related services, and a Manufacturing Group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids.

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


Summarized financial information concerning the Company's reportable segments for the three months ending June 30, 1999 and 1998 is shown in the following table.

[CAPTION]

                                   Energy
                        ------------------------------
                        REGULATED   OTHER     TOTAL     MANUFACTURING CONSOLIDATED
                        --------- --------- ----------  ------------- ------------
                                       (Thousands of Dollars)
1999
----
Revenues               $  75,322  $ 12,052  $  87,374   $    137,958  $   225,332
Depreciation and
  amortization         $  10,510  $     29  $  10,539   $      3,876  $    14,415
Net (loss) earnings    $  (2,440) $ (1,078) $  (3,518)  $      9,510  $     5,992
Total assets           $ 604,247  $ 13,520  $ 617,767   $    365,088  $   982,855
Capital expenditures   $   9,046  $     13  $   9,059   $      3,285  $    12,344

[CAPTION]

                                   Energy
                        ------------------------------
                        REGULATED   OTHER     TOTAL     MANUFACTURING CONSOLIDATED
                        --------- --------- ----------  ------------- ------------
                                       (Thousands of Dollars)
1998
----
Revenues               $  78,190  $ 12,071  $  90,261   $    129,618  $   219,879
Depreciation and
  amortization         $   9,924  $     26  $   9,950   $      3,937  $    13,887
Net (loss) earnings    $  (1,716) $    (70) $  (1,786)  $      7,810  $     6,024
Total assets           $ 606,807  $ 11,338  $ 618,145   $    341,212  $   959,357
Capital expenditures   $   8,589  $     26  $   8,615   $      3,670  $    12,285

Summarized financial information concerning the Company's reportable segments for the six months ending June 30, 1999 and 1998 is shown in the following table.

[CAPTION]

                                   Energy
                        ------------------------------
                        REGULATED   OTHER     TOTAL     MANUFACTURING CONSOLIDATED
                        --------- --------- ----------  ------------- ------------
                                       (Thousands of Dollars)
1999
----
Revenues               $ 245,719  $ 28,837  $ 274,556   $    255,017  $   529,573
Depreciation and
  amortization         $  20,843  $     55  $  20,898   $      7,635  $    28,533
Net earnings (loss)    $  20,530  $   (823) $  19,707   $     15,151  $    34,858
Total assets           $ 604,247  $ 13,520  $ 617,767   $    365,088  $   982,855
Capital expenditures   $  14,592  $     79  $  14,671   $      5,835  $    20,506

1998
----
Revenues               $ 247,637  $ 29,627  $ 277,264   $    245,942   $   523,206
Depreciation and
  amortization         $  20,134  $     55  $  20,189   $      7,624   $    27,813
Net earnings           $  16,786  $    900  $  17,686   $     13,301   $    30,987
Total assets           $ 606,807  $ 11,338  $ 618,145   $    341,212   $   959,357
Capital expenditures   $  13,031  $     61  $  13,092   $      7,384   $    20,476

Item 2.       Management's Discussion and Analysis
               of Interim Financial Statements of
                           WICOR, Inc.


On June 27, 1999, WICOR and Wisconsin Energy entered into an agreement and plan of merger (the "Merger Agreement") providing for a strategic business combination of WICOR and Wisconsin Energy. The Merger Agreement has been approved by the boards of directors of WICOR and Wisconsin Energy. Further information concerning the Merger Agreement and proposed transaction is included in Note 1 to the financial statements included herein.


Results of Operations
---------------------
Consolidated net earnings for the three months ended June 30, 1999, were level with the period a year ago. Consolidated net earnings for the six months ended June 30, 1999, increased by $3.9 million, or 12%, to $34.9 million. Record Manufacturing Group results for the second consecutive quarter more than offset the impact of warmer-than-normal weather and expenses related to the proposed merger with Wisconsin Energy that were reflected within the Energy Group.

The following factors had a significant effect on the results of operations during the three- and six-month periods ended June 30, 1999.


Energy Group
------------
The Energy Group incurred a net loss of $3.5 million in the second quarter of 1999 compared to a loss of $1.8 million for the second quarter of 1998. Improved margins during the period were more than offset by increased operating costs and merger related costs.

Net earnings for the six months ended June 30, 1999, increased by $2.0 million, or 11%, to $19.7 million compared to $17.7 million for the same period of last year. The improvement in year to date earnings was driven by increased sales caused by favorable weather and a $7.5 million rate increase effective August 1, 1998, offset in part by higher operating expenses.

Revenues, margins and volumes are summarized below. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism ("GCIM") which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $1.2 million for the six months ended June 30, 1999 and 1998.

The following tables set forth margin and volume data for the Energy Group and utility, respectively, for each of the three- and six-month periods ended June 30 set forth below.

[CAPTION]

                                    Three Months              Six Months
                                   Ended June 30,            Ended June 30,
                                 -----------------    %    -----------------    %
                                   1999     1998   Change    1999     1998   Change
                                 -------- -------- ------  -------- -------- ------
(Millions of Dollars)
Energy revenues                  $  82.8  $  85.5     (3)  $ 262.0  $ 265.4    (1)
Cost of gas sold                    51.8     56.1     (8)    159.4    171.5    (7)
                                 -------- --------         -------- --------
Sales margin                        31.0     29.4      5     102.6     93.9     9
Gas transportation margin            4.6      4.7     (2)     12.6     11.9     6
                                 -------- --------         -------- --------
Gross margin                        35.6     34.1      4     115.2    105.8     9
                                 -------- --------         -------- --------
Operation and maintenance           26.4     24.0     10      54.9     51.8     6
Depreciation and amortization        8.9      8.3      7      17.6     16.7     5
Taxes, other than income tax         1.7      2.2    (23)      4.2      4.8   (12)
                                 -------- --------         -------- --------
                                    37.0     34.5      7      76.7     73.3     5
                                 -------- --------         -------- --------
Operating (loss) income             (1.4)    (0.4)  (250)     38.5     32.5    18
                                 -------- --------         -------- --------
Interest expense                    (2.7)    (2.7)     -      (6.1)    (6.2)    2
Other income (expenses), net        (0.9)     0.2   (550)     (0.2)     1.8  (111)
                                 -------- --------         -------- --------
(Loss) income before income taxes   (5.0)    (2.9)   (72)     32.2     28.1    15
Income tax (benefit) expense        (1.5)    (1.1)   (36)     12.5     10.4    20
                                 -------- --------         -------- --------
Net (loss) earnings              $  (3.5) $  (1.8)   (94)  $  19.7  $  17.7    11
                                 ======== ========         ======== ========

[CAPTION]

                                    Three Months              Six Months
                                   Ended June 30,            Ended June 30,
                                 -----------------    %    -----------------    %
                                   1999     1998   Change    1999     1998   Change
                                 -------- -------- ------  -------- -------- ------
(Millions of Therms)
Utility Sales Volumes
  Firm                              96.9     95.4      2     423.8    397.1      7
  Interruptible                      5.6      8.0    (30)     15.6     22.0    (29)
Transportation Volume              106.4     99.0      7     266.7    237.0     13
                                 -------- --------         -------- --------
Total throughput                   208.9    202.4      3     706.1    656.1      8
                                 ======== ========         ======== ========

Degree Days
  Actual                             875      895     (2)    4,110    3,810   8
                                 ======== ========         ======== ========
  20 year average                    971                     4,392
                                 ========                  ========


The increase in firm sales volumes for the three and six months ended June 30, 1999 was caused principally by colder weather during the heating season in 1999 compared to 1998. The weather in 1999 was, however, warmer than normal. For both the three and six month periods ended June 30, 1999, transportation volumes increased, compared to the same periods in 1998, mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system.

Non-regulated Energy Group revenues for the first six months of 1999 decreased slightly compared to the same period of 1998.

Operating and maintenance expenses increased by $2.4 million, or 10%, and $3.1 million, or 6%, during the three and six months ended June 30, 1999, compared with the same period in 1998. The increase reflects quarterly charges of $1.9 million relating to PSCW-approved additional uncollectible accounts expense, which became effective November 1, 1998.

Depreciation expense for the three and six months ended June 30, 1999, increased by $0.6 million and $0.9 million, respectively, as compared with the same periods of 1998. The increase in both periods in 1999 was due to increased plant additions.

Interest expense remained relatively flat during the three and six months ended June 30, 1999, compared with the same period of 1998.

Other income, net decreased by $1.1 million and $2.0 million, during the three and six months ended June 30, 1999, respectively, compared to the same period in 1998. During the quarter, the Company recorded $1.2 million of expenses (approximately $0.03 per share after tax) relating to the proposed merger with Wisconsin Energy. During the year-to-date period, the Company recorded gains in connection with weather derivative agreements of $0.4 million in 1999 and $1.2 million in 1998. The Company entered into the weather derivative agreements to partially mitigate the risk that weather has on Energy Group earnings.


Manufacturing
-------------
Manufacturing net earnings for the three and six months ended June 30, 1999, increased to $9.5 million and $15.2 million, respectively, as compared with $7.8 million and $13.3 million for the same periods in 1998, respectively.

[CAPTION]

                                  Three Months               Six months
                                  Ended June 30,            Ended June 30,
                                -----------------    %    -----------------    %
(Millions of Dollars)             1999     1998   Change    1999     1998   Change
                                -------- -------- ------  -------- -------- ------
Net Sales                       $ 138.0  $ 129.6     6    $ 255.0  $ 245.9     4
Cost of goods sold                 95.8     91.9     4      178.8    174.8     2
                                -------- --------         -------- --------
Gross profit                       42.2     37.7    12       76.2     71.1     7
Operating expenses                 25.6     23.3    10       49.4     46.6     6
                                -------- --------         -------- --------
Operating income                   16.6     14.4    15       26.8     24.5     9
Interest expense                   (1.1)    (1.2)    8       (2.1)    (2.5)   16
Other income (expense), net         0.1     (0.3)   N/M       0.1     (0.1)   N/M
                                -------- --------         -------- --------
Net income before income taxes     15.6     12.9    21       24.8     21.9    13
Income taxes                        6.1      5.1    20        9.6      8.6    12
                                -------- --------         -------- --------
Net earnings                    $   9.5  $   7.8    22    $  15.2  $  13.3    14
                                ======== ========         ======== ========

N/M - Not meaningful.

Net sales for the second quarter of 1999 increased $8.4 million, or 6%, compared to the same period in 1998. During the second quarter of 1999, domestic sales increased by $10.0 million, or 11%, and international sales decreased by $1.7 million, or 4%, compared to the same period in 1998.

Increased domestic sales in the second quarter were driven by greater demand within the pool/spa, industrial, marine and food and beverage markets. The increase is attributable to customer base growth, new product market penetration and generally favorable economic and weather conditions in the United States. The effect on sales of the Omni Corporation ("Omni") acquisition in June 1999 (see Liquidity and Capital Resources) was an additional $2.4 million. Domestic sales for the six months ended June 30, 1999, increased $14.9 million to $184.7 million.

The decrease in international sales is attributable to the strong U.S. dollar and poor weather in Europe. On a year to date basis, international sales decreased by 8% over the same period in 1998. For the six months ended June 30, 1999 and 1998, international sales accounted for 28% and 31%, respectively, of total net sales for the Manufacturing Group.

Gross profit margins for the three and six months ended June 30, 1999, improved to 30.6% and 29.9%, respectively, as compared with 29.1% and 28.9% in the same periods of 1998, respectively. The improvement in operating margins is the direct result of ongoing cost improvement programs and productivity gains in manufacturing processes. Operating expenses in total increased by 6%, due in part to the impact of higher support spending for product line acquisitions, market introductions of new products and customer development.


Consolidated Income Taxes
-------------------------
Income tax expense was $3.1 million higher for the first six months of 1999, compared to the same period in 1998, reflecting increased pretax income.


Liquidity and Capital Resources
-------------------------------
Cash flow from operations for the six months ended June 30, 1999, decreased by $2.0 million, or 2%, to $124.0 million from the comparable period in 1998. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months.

Capital expenditures were level for the six months ended June 30, 1999, compared to the same period in 1998. The Company believes that its cash flows from operations will be sufficient to satisfy its future capital expenditures.

Additional short-term borrowing will be needed during the third and fourth quarters of 1999 to finance working capital, primarily related to gas purchased for injection into storage and accounts receivable. The Company has existing lines of credit to satisfy these working capital needs.

On May 27, 1999, the Board of Directors of the Company authorized an increase in the Company's dividend per share on common stock to $0.225 per quarter ($0.90 per share on an annualized basis). The first quarterly payment at the new rate will be made August 31, 1999, to shareholders of record on August 10, 1999.

On June 1, 1999, the Company acquired all of the outstanding common stock of Omni Corporation, of Hammond, Indiana. Omni designs, manufactures and markets filtration products for the household water purification market. On June 10, 1999, the Company acquired all the assets of CUMA, S.A, of Monterrey, Mexico, a privately-held manufacturer of pumps for irrigation, industrial and residential applications. The purchase price for both acquisitions totals approximately $20 million and will be accounted for using the purchase method of accounting. The cost in excess of net assets acquired was approximately $17 million and is being amortized over forty years.


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

For its Information Technology applications as of June 30, 1999, the Company believes it is approximately 94% compliant on all of its significant systems, and estimates that it will complete software reprogramming and/or replacement in the third quarter of 1999. The Company believes that its Operating Equipment at June 30, 1999 is approximately 95% compliant, and the Company is targeting completion for the third quarter of 1999.

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

Through June 30, 1999, the Company has spent approximately $4.7 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.5 million and is expected to be funded through operating cash flow.


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

Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize purchased call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are recovered dollar for dollar under the purchased gas adjustment clause.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

	   2.1 Agreement and Plan of Merger, dated as of June 27, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 27, 1999)

     27    Financial data schedule (EDGAR version only).

(b)   Reports on Form 8-K

     The following reports on Form 8-K were filed during the three months ended June 30, 1999:

1.   Current Report on Form 8-K dated June 27, 1999, reporting under
     Items 5 and 7 the announcement of the Agreement and Plan of merger between the Company and Wisconsin Energy, and including the Agreement and Plan of Merger as an exhibit.

2. Current Report on Form 8-K dated June 29, 1999, reporting under Items 5 and 7 the presentation of information regarding the proposed merger of the Company and Wisconsin Energy, and including the presentation materials as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               WICOR, INC.



Dated:  August 12, 1999            By:   /s/ Joseph P. Wenzler
                                             Joseph P. Wenzler

                                         Senior Vice President
                                      and Chief Financial Officer