Form 10-Q/A
period 1999-06-30
WICOR INC
filed 1999-08-16
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q/A

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

Part II - Other Information
---------------------------
Item 1. Legal Proceedings
-------------------------
On July 2, 1999 an action was filed by a shareholder of WICOR in the Circuit Court of Milwaukee County, Wisconsin against WICOR, all of the members of its board of Directors, and Wisconsin Energy. The complaint alleges that the consideration to be received by WICOR shareholders in the proposed merger with Wisconsin Energy is inadequate and unfair to WICOR shareholders. The complaint also alleges that Wisconsin Energy aided, abetted and assisted in the alleged breaches of the fiduciary duties of the individual defendants. The complaint seeks certification as a class action on behalf of all WICOR shareholders, an injunction against proceeding with the merger, an auction or open bidding process for the sale of WICOR, and unspecified damages. WICOR believes the complaint is without merit and intends to pursue a vigorous defense.

Subsequently, the plaintiff also requested a hearing on whether the court should issue an injunction precluding the issuance of rights under the new shareholder rights plan adopted by the WICOR Board on July 27, 1999. The rights are currently scheduled to be issued on August 29, 1999 to coincide with the expiration of WICOR's current shareholder rights plan. WICOR intends to vigorously oppose the plaintiff's request for injunctive relief.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
At the Company's annual meeting of shareholders held on April 22, 1999, Jere D. McGaffey and Thomas F. Schrader were elected as directors of the Company for terms expiring in 2002. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                       Shares Withholding
       Name of Nominee              Shares Voted For        Authority
      --------------------          ----------------   ------------------
      Jere D. McGaffey                 29,306,378           1,076,287
      Thomas F. Schrader               30,022,237             360,428

The following table sets forth the other directors of the Company whose terms of office continued after the 1999 annual meeting:

                                          Year in Which
    Name of Director                       Term Expires
--------------------                      --------------
Willie D. Davis                                2000
Guy A. Osborn                                  2000
Wendell F. Bueche                              2001
Daniel F. McKeithan, Jr.                       2001
George E. Wardeberg                            2001
Essie M. Whitelaw                              2001

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








                                               WICOR, INC.



Dated:  August 16, 1999            By:   /s/ Joseph P. Wenzler
                                             Joseph P. Wenzler

                                         Senior Vice President
                                      and Chief Financial Officer