Form 10-Q
period 1999-09-30
WICOR INC
filed 1999-11-12
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999
                                     or
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to

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

Yes    X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at October 22, 1999
--------------------------        -------------------------------
Common Stock, $1 Par Value                   37,630,241

                                 CONTENTS
                                 --------
                                                                 PAGE

PART I - Financial Information                                    1

  Consolidated Financial Statements of WICOR, Inc. (Unaudited):

    Consolidated Statements of Operation for the
      Three and Nine Months Ended September 30, 1999 and 1998     2

    Consolidated Balance Sheets as of
      September 30, 1999 and December 31, 1998                    3-4

    Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1999 and 1998               5

    Notes to Consolidated Financial Statements                    6-8

  Management's Discussion and Analysis of
    Interim Financial Statements                                  9-13

  Quantitative and Qualitative Disclosures About Market Risk      14

PART II -  Other Information and Exhibits

  Legal Proceedings                                               15-16

  Submission of Matters to a Vote of Security Holders             16

  Exhibits and Reports on Form 8-K                                16-17

  Signatures                                                      18

                               INTRODUCTION
                               ------------

WICOR, Inc. ("WICOR" or the "Company") is a diversified holding company with two principal business groups: an Energy Group responsible for natural gas distribution and related services; and a Manufacturing Group responsible for the manufacture of pumps and equipment used to pump, process, control, transfer, hold and filter water and other fluids. The Company engages in natural gas distribution through its subsidiary, Wisconsin Gas Company ("Wisconsin Gas"), the oldest and largest natural gas distribution utility in Wisconsin. The Company engages in the manufacture and sale of pumps and processing equipment through several nonutility subsidiaries. The Company's manufactured products primarily have water system, pool and spa, agricultural, RV/marine and beverage/food service applications. The Company markets its pump and processing products in about
100 countries.   The Company is incorporated under the laws of the State of
Wisconsin and is exempt from registration as a holding company under the Public Utility Holding Company Act of 1935, as amended.

WICOR has entered into an agreement and plan of merger, dated as of June 27, 1999, as amended, with Wisconsin Energy Corporation ("Wisconsin Energy") providing for a strategic business combination of Wisconsin Energy and WICOR through the merger of WICOR and a wholly-owned subsidiary of Wisconsin Energy. Consummation of the merger is subject to certain closing conditions, including the approval of the shareholders of both WICOR and Wisconsin Energy and the approval of the Public Service Commission of Wisconsin, the Securities and Exchange Commission and antitrust regulators. On October 27, 1999, shareholders of WICOR and Wisconsin Energy approved the merger at the special meetings of their respective shareholders held for that purpose. Additional information with respect to the pending merger with Wisconsin Energy is included in Note 1 to the financial statements included herein.

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

>>  market demand for the Company's products and services

>> unanticipated expenses or outcomes associated with year 2000 date conversion

>> unforeseen events delaying or preventing the consummation of the strategic business combination with Wisconsin Energy

              Part 1 - Financial Information
              ------------------------------

Item 1. Financial Statements
----------------------------
The consolidated statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in WICOR's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                    WICOR, INC.
                  Consolidated Statements of Operation (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                    ---------------------  ---------------------
                                       1999       1998        1999       1998
                                    ---------- ----------  ---------- ----------
Operating Revenues:
  Energy                            $  69,110  $  63,351   $ 343,666  $ 340,615
  Manufacturing                       127,846    109,395     382,863    355,337
                                    ---------- ----------  ---------- ----------
                                      196,956    172,746     726,529    695,952
                                    ---------- ----------  ---------- ----------
Operating Costs and Expenses:
  Cost of gas sold                     42,298     39,728     201,678    211,226
  Manufacturing cost of sales          89,786     78,443     268,574    253,261
  Operations and maintenance           47,631     42,823     151,230    140,593
  Depreciation and amortization         9,316      8,758      27,629     26,162
  Taxes, other than income taxes        1,964      2,197       6,187      7,024
                                    ---------- ----------  ---------- ----------
                                      190,995    171,949     655,298    638,266
                                    ---------- ----------  ---------- ----------
Operating Income                        5,961        797      71,231     57,686
                                    ---------- ----------  ---------- ----------

Interest Expense                       (3,635)    (4,049)    (11,808)   (12,634)
Other (Expenses) Income, net             (492)     1,300        (611)     2,966
                                    ---------- ----------  ---------- ----------
Income Before Income Taxes              1,834     (1,952)     58,812     48,018
Income Tax Provision (Benefit)          1,192       (741)     23,312     18,242
                                    ---------- ----------  ---------- ----------
Net Earnings (Loss)                 $     642  $  (1,211)  $  35,500  $  29,776
                                    ========== ==========  ========== ==========


Per Share of Common Stock:
  Basic earnings (loss)             $    0.02  $   (0.03)  $    0.95  $    0.80
  Diluted earnings (loss)           $    0.02  $   (0.03)  $    0.94  $    0.79
  Cash Dividends paid               $   0.225  $   0.220   $   0.665  $   0.650

Average shares outstanding             37,560     37,335      37,481     37,297
Average diluted shares outstanding     38,169     37,335      37,891     37,602

The accompanying notes are an integral part of these statements.

                                       WICOR, INC.
                             Consolidated Balance Sheets

                                                   September 30,
                                                       1999       December 31,
                                                    (Unaudited)      1998
                                                   -------------  ------------
Assets                                                (Thousands of Dollars)
Current Assets:
  Cash and cash equivalents                        $        389   $    13,383
  Accounts receivable, less allowance
    for doubtful accounts of $13,795
    and $12,511, respectively                           125,474       137,321
  Accrued revenues                                       11,249        47,483
  Manufacturing inventories                              78,124        86,312
  Gas in storage, at weighted average cost               48,026        36,919
  Deferred income taxes                                  17,252        17,195
  Prepayments and other                                  15,947         7,657
                                                   -------------  ------------
                                                        296,461       346,270
                                                   -------------  ------------
  Property, Plant and Equipment (less accum-
    ulated depreciation of $563,081
    and $535,002, respectively)                         450,338       447,665
                                                   -------------  ------------
Deferred Charges and Other:
  Goodwill                                               83,085        67,552
  Regulatory assets                                      53,640        59,319
  Prepaid pension costs                                  56,200        50,011
  Other                                                  35,743        36,494
                                                   -------------  ------------
                                                        228,668       213,376
                                                   -------------  ------------
                                                   $    975,467   $ 1,007,311
                                                   =============  ============


The accompanying notes are an integral part of these statements.

                                  WICOR, Inc.
                         Consolidated Balance Sheets
                                  (continued)

                                                    September 30,
                                                        1999       December 31,
                                                     (Unaudited)       1998
                                                    -------------  -------------
                                                        (Thousands of Dollars)
Liabilities and Capitalization
Current Liabilities:
  Short-term borrowings                             $     51,257   $    107,653
  Accounts payable                                        81,075         70,000
  Current portion of long-term debt                        1,342          3,528
  Refundable gas costs                                    21,223         18,570
  Accrued payroll and benefits                            22,973         20,490
  Other                                                   23,979         16,526
                                                    -------------  -------------
                                                         201,849        236,767
                                                    -------------  -------------
Deferred Credits and Other:
  Postretirement benefit obligation                       54,748         60,627
  Regulatory liabilities                                  29,359         32,153
  Deferred income taxes                                   49,564         49,065
  Accrued environmental remediation costs                  4,639         11,215
  Unamortized investment tax credit                        6,124          6,357
  Other                                                   19,149         19,217
                                                    -------------  -------------
                                                         163,583        178,634
                                                    -------------  -------------
Capitalization:
  Long-term debt                                         192,349        188,470
  Common stock                                            37,619         37,359
  Other paid-in capital                                  220,627        216,821
  Retained earnings                                      171,505        160,937
  Accumulated other comprehensive income                  (8,540)        (7,905)
  Unearned compensation - ESOP
    and restricted stock                                  (3,525)        (3,772)
                                                    -------------  -------------
                                                         610,035        591,910
                                                    -------------  -------------
                                                    $    975,467   $  1,007,311
                                                    =============  =============

The accompanying notes are an integral part of these statements.

                               WICOR, INC.
              Consolidated Statement of Cash Flows (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                           1999        1998
                         (Thousands of Dollars)         ----------  ----------
Operations:
  Net earnings                                          $  35,500   $  29,776
  Adjust. to reconcile net earnings to net cash flows:
  Depreciation and amortization                            42,944      41,231
  Deferred income taxes                                       442         650
  Net pension and other postretirement benefit (income)    (8,367)     (5,108)
  Change in:
    Receivables                                            51,132      78,954
    Manufacturing inventories                              11,236       1,261
    Gas in storage                                        (11,107)     (3,440)
    Other current assets                                      299        (571)
    Accounts payable                                        8,556      (8,759)
    Refundable gas costs                                    2,653      (8,845)
    Accrued taxes                                          (8,432)        282
    Other current liabilities                               7,414       3,976
    Other non-current assets and liabilities, net         (12,530)     (8,978)
                                                        ----------  ----------
                                                          119,740     120,429
Investment Activities:                                  ----------  ----------
  Capital expenditures                                    (37,086)    (33,896)
  Acquisitions                                            (21,750)          -
  Other                                                        82         326
                                                        ----------  ----------
                                                          (58,754)    (33,570)
Financing Activities:                                   ----------  ----------
  Change in short-term borrowings                         (50,396)    (60,695)
  Reduction in long-term debt                              (2,723)    (12,368)
  Issuance of long-term debt                                    -       2,828
  Issuance of common stock                                  4,066       2,155
  Dividends paid on common stock                          (24,927)    (24,242)
                                                        ----------  ----------
                                                          (73,980)    (92,322)
                                                        ----------  ----------
Change in Cash and Cash Equivalents                       (12,994)     (5,463)
Cash and Cash Equivalents at Beginning of Period           13,383      11,810
                                                        ----------  ----------
Cash and Cash Equivalents at End of Period              $     389   $   6,347
                                                        ==========  ==========

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements (Unaudited):
-------------------------------------------------------
1) WICOR and Wisconsin Energy have entered into an Agreement and Plan of Merger, dated as of June 27, 1999, as amended (the "Merger Agreement"), providing for a strategic business combination of WICOR and Wisconsin Energy through a merger of WICOR and a wholly-owned subsidiary of Wisconsin Energy ( the "Merger").

Subject to the terms of the Merger Agreement, at the time of the merger, each outstanding share of WICOR common stock, par value $1.00 per share ("WICOR common stock") (together with the associated common stock purchase right issued pursuant to WICOR's Rights Agreement) will be converted into the right to receive cash, common stock, par value $.01 per share, of Wisconsin Energy("Wisconsin Energy common stock"), or a combination of cash and shares of Wisconsin Energy common stock (the "merger consideration") having a value of $31.50 per share of WICOR common stock. In the event the closing of the merger occurs after July 1, 2000, the $31.50 value per share will be increased by an amount equivalent to six per cent per annum daily simple interest for each day after July 1, 2000 through the closing date. Prior to the closing date, Wisconsin Energy will select the percentage of the merger consideration to be paid in Wisconsin Energy common stock, which may be not less than 40% or more than 60%. The balance of the merger consideration will be paid in cash. The exchange ratio for each share of WICOR common stock converted into Wisconsin Energy common stock will be determined by dividing $31.50 (as adjusted if the closing occurs after July 1, 2000) by the average of the closing prices of the Wisconsin Energy common stock on the New York Stock Exchange for the 10 trading days ending with the fifth trading day prior to the closing date (the "average Wisconsin Energy price"). Each WICOR shareholder will be entitled to elect to receive cash, Wisconsin Energy common stock or a combination thereof, subject to proration if the cash or stock elections exceed the maximum amounts permitted. Cash will be paid in lieu of any fractional shares of Wisconsin Energy common stock which holders of WICOR common stock would otherwise receive. If the average Wisconsin Energy price is less than $22.00 per share, Wisconsin Energy may elect to pay the entire merger consideration in cash. As of September 30, 1999, the closing price of Wisconsin Energy common stock was $23.4375.

Consummation of the Merger is subject to satisfaction of certain closing conditions set forth in the Merger Agreement, including approval by the shareholders of WICOR and Wisconsin Energy, approval by the Public Service Commission of Wisconsin, approval by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On October 27, 1999, shareholders of WICOR and Wisconsin Energy approved the Merger at the special meetings of their respective shareholders held for that purpose. The regulatory approval process is expected to be completed within 9 to 12 months from the date of the Merger Agreement.

The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, to the extent that shares of WICOR common stock are exchanged for shares of Wisconsin Energy common stock, and will be accounted for as a purchase transaction. The Merger Agreement provides that if the Merger Agreement is terminated under certain circumstances and WICOR enters into a competing transaction with another party within 21 months after the termination, WICOR will pay a termination fee of $25 million to Wisconsin Energy.


2) The Company and its subsidiaries maintain lines of credit worldwide. At September 30, 1999, the Company had borrowings of $7.4 million and availability of $205.5 million under unsecured lines of credit with several banks.

A total of $66.7 million of commercial paper was outstanding as of September 30, 1999 at a weighted average interest rate of 5.4%. Commercial paper borrowings of $23.0 million were classified as long-term debt as of September 30, 1999. The Company's commercial paper borrowings are supported by the Company's unsecured lines of credit referred to above.


3) For purposes of the Consolidated Statements of Cash Flows, income taxes paid, net of refunds, and interest paid (excluding capitalized interest) were as follows:

                                        For the Nine Months
                                        Ended September 30,
                                      ----------------------
                                         1999        1998
                                      ----------  ----------
                                      (Thousands of Dollars)
  Income taxes paid                   $  32,499   $  20,355
  Interest paid                       $  10,404   $  11,175

4) Total comprehensive income for the nine months ended September 30, 1999 and 1998 is as follows:

                                               1999        1998
                                            ----------  ----------
                                            (Thousands of Dollars)

Net earnings                                $  35,500   $  29,776
Other comprehensive income
   Currency translation adjustments              (635)     (2,473)
                                            ----------  ----------
Total comprehensive income                  $  34,865   $  27,303
                                            ==========  ==========


5) The Company is a diversified holding company with two principal business segments: an Energy Group responsible for natural gas distribution and related services, and a Manufacturing Group responsible for the manufacture of pumps and equipment used to pump, process, control, transfer, hold and filter water and other fluids.

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

Summarized financial information concerning the Company's reportable segments for the three months ending September 30, 1999 and 1998 is shown in the following table.

                                   Energy
                      ------------------------------
                      REGULATED   OTHER      TOTAL    MANUFACTURING  CONSOLIDATED
                      --------- --------- ----------  -------------  ------------
                                     (Thousands of Dollars)
1999
----
Revenues              $ 56,827  $ 12,283  $  69,110   $    127,846   $   196,956
Depreciation and
  amortization        $ 10,653  $     27  $  10,680   $      3,731   $    14,411
Net (loss) earnings   $ (6,018) $   (528) $  (6,546)  $      7,188   $       642
Total assets          $603,678  $ 14,514  $ 618,192   $    357,275   $   975,467
Capital expenditures  $ 14,338  $     42  $  14,380   $      2,200   $    16,580

1998
----
Revenues              $ 53,987  $  9,364  $  63,351   $    109,395   $   172,746
Depreciation and
  amortization        $ 10,033  $     33  $  10,066   $      3,352   $    13,418
Net (loss) earnings   $ (6,095) $   (587) $  (6,682)  $      5,471   $    (1,211)
Total assets          $608,610  $  9,651  $ 618,261   $    324,379   $   942,640
Capital expenditures  $ 11,269  $     63  $  11,332   $      2,098   $    13,430

Summarized financial information concerning the Company's reportable segments for the nine months ending September 30, 1999 and 1998 is shown in the following table.

                                  Energy
                      ------------------------------
                      REGULATED   OTHER      TOTAL    MANUFACTURING  CONSOLIDATED
                      --------- --------- ----------  -------------  ------------
                                     (Thousands of Dollars)
1999
----
Revenues              $302,546  $ 41,120  $ 343,666   $    382,863   $   726,529
Depreciation and
  amortization        $ 31,496  $     82  $  31,578   $     11,366   $    42,944
Net earnings (loss)   $ 14,512  $ (1,351) $  13,161   $     22,339   $    35,500
Total assets          $603,678  $ 14,514  $ 618,192   $    357,275   $   975,467
Capital expenditures  $ 28,930  $    121  $  29,051   $      8,035   $    37,086

1998
----
Revenues              $301,624  $ 38,991  $ 340,615   $    355,337   $   695,952
Depreciation and
  amortization        $ 30,167  $     88  $  30,255   $     10,976   $    41,231
Net earnings          $ 10,691  $    313  $  11,004   $     18,772   $    29,776
Total assets          $608,610  $  9,651  $ 618,261   $    324,379   $   942,640
Capital expenditures  $ 24,300  $    114  $  24,414   $      9,482   $    33,896

Item 2.                  Management's Discussion and Analysis
                          of Interim Financial Statements of
                                      WICOR, Inc.

WICOR and Wisconsin Energy have entered into an agreement and plan of merger, dated as of June 27, 1999, as amended (the "Merger Agreement"), providing for a strategic business combination of WICOR and Wisconsin Energy. Further information concerning the Merger Agreement and proposed transaction is included in Note 1 to the financial statements included herein.

Results of Operations
---------------------
Consolidated net earnings climbed to $0.6 million for the third quarter of 1999 compared to a consolidated net loss of $1.2 million in the same period of the prior year. Continued strength in manufacturing operations enabled the Company to post positive third quarter earnings for the first time since it was formed in 1980. The Company's energy business typically incurs a loss in the third quarter due to the seasonal nature of the gas distribution utility business. Consolidated net earnings for the nine months ended September 30, 1999, increased by $5.7 million, or 19%, to $35.5 million compared to the same period of last year.

The following factors had a significant effect on the results of operations during the three- and nine-month periods ended September 30, 1999.

Energy Group
------------
The net loss for the third quarter of 1999 was slightly less than the net loss for the 1998 third quarter. Improved margins during the period were partially offset by increased operating costs and merger related expenses.

Net earnings for the nine months ended September 30, 1999 increased by $2.2 million, or 20%, to $13.2 million compared to $11.0 million for the same period last year. The improvement in year-to-date earnings was driven by increased sales caused by favorable weather and a $7.5 million annual rate increase effective August 1, 1998, offset in part by higher operating expenses and $2.0 million in merger related costs.

Revenues, margins and volumes are summarized below for each of the periods shown. Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism ("GCIM") which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $1.0 million for each of the three month periods ended September 30, 1999 and 1998 and $2.2 million for each of the nine month periods ended September 30, 1999 and 1998.

The following tables set forth net (loss) earnings for the Energy Group and volume data for the utility during each of the three- and nine-month periods ended September 30.

                                    Three                     Nine
                                Months Ended              Months Ended
                                September 30,             September 30,
                              -----------------   %     -----------------   %
                                1999     1998   Change    1999     1998   Change
                              -------- -------- ------  -------- -------- ------
                                           (Millions of Dollars)
Energy Revenues               $  65.0  $  59.0    10    $ 327.0  $ 324.5   1
Cost of Gas Sold                 42.3     39.7    7       201.7    211.2   (4)
                              -------- --------         -------- --------
Sales Margin                     22.7     19.3    18      125.3    113.2   11
Gas Transportation Margin         4.1      4.3    (5)      16.7     16.2   3
                              -------- --------         -------- --------
   Gross Margin                  26.8     23.6    14      142.0    129.4   10
                              -------- --------         -------- --------
Operation and Maintenance        22.5     21.8    3        77.4     73.7   5
Depreciation/Amortization         8.9      8.4    6        26.6     25.2   6
Taxes, Other Than Income Tax      2.0      2.2    (9)       6.2      7.0   (11)
                              -------- --------         -------- --------
   Operating Expenses            33.4     32.4    3       110.2    105.9   4
                              -------- --------         -------- --------
Operating (Loss) Income          (6.6)    (8.8)   25       31.8     23.5   35
                              -------- --------         -------- --------
Interest Expense                 (2.8)    (3.0)   7        (8.9)    (9.1)  2
Other Income/(Expenses), net     (0.5)     1.1    (145)    (0.6)     3.0   (120)
                              -------- --------         -------- --------
Pretax (Loss) Earnings           (9.9)   (10.7)   7        22.3     17.4   28
Income Tax (Benefit) Expense     (3.4)    (4.0)   15        9.1      6.4   42
                              -------- --------         -------- --------
Net (Loss) Earnings           $  (6.5) $  (6.7)   3     $  13.2  $  11.0   20
                              ======== ========         ======== ========

(Millions of Therms)
Utility Sales Volumes
---------------------
  Firm                           51.2     44.8    14      475.0    441.9   7
  Interruptible                   5.0      6.1    (18)     20.6     28.1   (27)
Transportation Volume            96.8     92.4    5       363.5    329.3   10
                              -------- --------         -------- --------
Total Throughput                153.0    143.3    7       859.1    799.3   7
                              ======== ========         ======== ========
Degree Days
  Actual                          121       47    157     4,231    3,857   10
                              ======== ========         ======== ========
  20 year average                 155                     4,547
                              ========                  ========

The increase in firm sales volumes for the three and nine months ended September 30, 1999, was caused principally by colder weather during the heating season in 1999 compared to 1998. However, the weather in 1999 was warmer than the 20-year average. For both the three and nine month periods ended September 30, 1999, transportation volumes increased, compared to the same periods in 1998, mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system.

Non-regulated Energy Group revenues for the first nine months of 1999 increased by $2.1 million, or 5%, compared to the same period of 1998.

Operating and maintenance expenses increased $0.7 million, or 3%, and $3.7 million, or 5%, for the three and nine month periods ended September 30, 1999, respectively, compared with the same periods last year. The increase reflects quarterly charges of $1.9 million relating to PSCW-approved additional uncollectible accounts expense, which became effective November 1, 1998. The increase for the quarter and year-to-date periods was partially offset by lower labor and benefit expenses at Wisconsin Gas.

Depreciation expense for the three and nine month periods ended September 30, 1999, increased by $0.5 million and $1.4 million, respectively, compared with the same periods of 1998. The increase in both periods was due to increased plant additions.

Other income (expenses), net decreased by $1.6 million and $3.6 million, during the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. During the three and nine month periods ended September 30, 1999, the Company recorded $0.8 million and $2.0 million of expenses (approximately $0.02 and $0.05 per share, respectively, after tax) relating to the proposed merger with Wisconsin Energy. During the year-to-date period, the Company recorded gains in connection with weather derivative agreements of $0.4 million in 1999 and $1.2 million in 1998. The Company entered into the weather derivative agreements to partially mitigate the risk that warmer than average weather has on Energy Group earnings. In addition, the third quarter of 1998 was positively impacted by a $0.8 million pretax gain associated with the sale of non-utility land.

Manufacturing
-------------
Manufacturing net earnings for the three and nine month periods ended September 30, 1999, increased to $7.2 million and $22.3 million, respectively, as compared with $5.5 million and $18.8 million for the same periods in 1998.

                                    Three                      Nine
                                 Months Ended              Months Ended
                                 September 30,             September 30,
                              -----------------   %     -----------------   %
(Millions of Dollars)           1999     1998   Change    1999     1998   Change
                              -------- -------- ------  -------- -------- ------
Net Sales                     $ 127.8  $ 109.4   17     $ 382.9  $ 355.3   8
Cost of goods sold               89.8     78.4   15       268.6    253.3   6
                              -------- --------         -------- --------
Gross profit                     38.0     31.0   23       114.3    102.0   12
Operating expenses               25.4     21.3   19        74.9     67.9   10
                              -------- --------         -------- --------
Operating income                 12.6      9.7   30        39.4     34.1   16

Interest expense                 (0.9)    (1.1)  18        (3.0)    (3.6)  17
Other Income/(expense), net       0.1      0.2   (50)       0.1      0.1   -
                              -------- --------         -------- --------
Net income before income taxes   11.8      8.8   34        36.5     30.6   19
Income taxes                      4.6      3.3   39        14.2     11.8   20
                              -------- --------         -------- --------
Net earnings                  $   7.2  $   5.5   31     $  22.3  $  18.8   19
                              ======== ========         ======== ========

Net sales for the third quarter of 1999 increased $18.4 million, or 17%, compared to the same period in 1998. During the third quarter of 1999, domestic sales increased $15.3 million, or 19%, and international sales increased $3.1 million, or 11%, compared to the same period last year.

Increased domestic sales in the third quarter were related to greater demand within the filtration, water systems, industrial, pool/spa and RV-marine markets. The increase resulted from customer base growth, new product market penetration, and generally favorable economic and weather conditions in the United States. The June 1999 acquisition of Omni Corporation ("Omni") (see the Liquidity and Capital Resources section in the Company's 1999 Second Quarter Form 10-Q) contributed an additional $6.5 million in the third quarter of 1999. Hurricane-related flooding in the eastern coastal states caused higher than normal demand for drainer/utility pumps, which resulted in increased retail sales. In addition, pool/spa sales were up for the quarter. Domestic sales for the nine months ended September 30, 1999, increased $30.2 million to $279.8 million.

International sales for the third quarter increase 11% to $32.7 million over the same period last year. The increase in international sales was due primarily to improving economies and market conditions in most overseas markets. On a year to date basis through September 30, 1999, international sales decreased by 3% over the same period in 1998. For the nine months ended September 30, 1999 and 1998, international sales accounted for 27% and 30%, respectively, of the total net sales for the Manufacturing Group.

Gross profit margins for the three and nine months ended September 30, 1999 improved to 29.7% and 29.9%, respectively, as compared with 28.3% and 28.7% in the same periods of 1998, respectively. The improvement in operating margins is directly correlated to ongoing cost improvement programs and productivity gains in manufacturing processes.

Operating expenses for the nine months ended September 30, 1999, increased 10% compared to the same period for last year partially due to the impact of higher support spending for product line acquisitions, market introductions of new products, and customer development.


Consolidated Income Taxes
-------------------------
Income tax expense was $5.1 million higher for the first nine months of 1999 compared to the same period last year, reflecting higher pre-tax income.

Liquidity and Capital Resources
-------------------------------
Cash flow from operations for the nine months ended September 30, 1999, decreased slightly from the comparable period in 1998. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months. Cash flow from operations exceeded capital expenditures and dividend requirements for the first nine months in both 1999 and 1998.

Capital expenditures increased by $3.2 million, or 9%, to $37.1 million for the nine months ended September 30, 1999, compared to the same period in 1998. Cash flow from operations is expected to be sufficient to fund remaining capital expenditures for 1999.

Additional short-term borrowing will be needed during the fourth quarter of 1999 to finance working capital, primarily related to gas purchased for injection into storage and the financing of accounts receivable during the heating season. The Company believes that it has sufficient borrowing capacity under commercial paper programs or existing lines of credit to satisfy these working capital needs.

In October 1999, the Company acquired the assets of Simer Pump, a division of the Rival Company of Kansas City, Missouri, and Western Dispensing Technologies, Inc., of Santa Barbara, California. Simer manufactures sump, utility, water well and emergency back-up pumps and accessories that are sold in both domestic and overseas markets. Western Technologies designs and manufactures chemical dispensing systems used in commercial laundry, janitorial and institutional applications. The purchase price for both acquisitions totaled approximately $17 million and the transactions have been accounted for using the purchase method of accounting. The cost in excess of net assets acquired was approximately $8 million and will be amortized over forty years.


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

The Company has developed a formal plan to ensure that its significant date-sensitive computer software and hardware systems ("Information Technology") and other equipment utilized in its various activities ("Operating Equipment") will be Year 2000 compliant and operational on a timely basis. The plan addresses all of the Company's locations throughout the world, and includes a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also includes an assessment process to determine if the Company's significant customers and suppliers will be Year 2000 compliant.

The Company's plan to resolve issues relating to Year 2000 conversion includes four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company has retained third party consultants. The Company has completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modification to ensure it remains operational.

For its Information Technology applications as of September 30, 1999, the Company believes it is substantially compliant on all of its significant systems, with just a few changes remaining on non mission critical systems. The Company believes that its Operating Equipment at September 30, 1999, is also substantially compliant. The few remaining systems will be verified or upgraded by November 15, 1999.

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

The Company's Year 2000 Program is designed to minimize the possibility of serious Year 2000 interruptions. However, since their possibility cannot be eliminated, the Company has developed contingency plans addressing Year 2000 concerns in mission critical areas of the Company, and for other areas as deemed practicable and advisable by the Company. Such plans for mission critical processes will continue to be revised and updated, through the end of the calendar year; such plans are still subject to internal approvals and will also be tested on an audit basis as the end of the calendar year approaches. Other contingency plans will be prepared, tested and updated as deemed practicable and appropriate by the Company.

The Company currently believes that the most likely worst-case scenario is that there will be some Year 2000 disruptions at individual locations that could affect individual business processes, facilities or third parties for a short time. The Company does not expect such disruptions to be long-term or for the disruptions to affect the operations of the Company as a whole. Because of the uncertainty as to the exact nature or location of potential Year 2000 related problems that might arise, the business continuity/contingency planning has focused on development of flexible plans to minimize the scope, impact and duration of any Year 2000 problems that occur. The Company plans to have personnel and resources available to deal with any Year 2000 problems that occur. Some of the currently planned contingency actions include designated emergency response teams, increased staffing at critical times, alternative suppliers of critical products and services, heightened proactive monitoring at likely dates of impact, and manual workarounds.

Through September 30, 1999, the Company has spent approximately $4.9 million for Year 2000 remediation. The amount of additional development and remediation costs necessary for the Company to prepare for Year 2000 is estimated to be approximately $0.25 million and is expected to be funded through operating cash flow.


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

WICOR Energy Services Company utilizes gas futures contracts to manage commodity price risk associated with firm customer sales commitments. Unrealized gains or losses on these instruments are deferred and recognized in earnings in the period the sales occur. Substantially all of the futures contracts expire prior to February 29, 2000. The notional amount of these contracts is not material to the Company.

The Company manages foreign currency market risk through the use of a variety of financial and derivative instruments. The Company uses forward exchange contracts and other activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The notional amount of these contracts is not material to the Company.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
-------------------------
As previously reported, WICOR, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated June 27, 1999, as amended, by and between the Company, Wisconsin Energy Corporation ("Wisconsin Energy") and CEW Acquisition, Inc. ("Acquisition"). Pursuant to the terms of the Merger Agreement and subject to receipt of regulatory approvals, the Company and Acquisition will merge and, as a result, the Company will become a wholly-owned subsidiary of Wisconsin Energy. In the merger, shareholders of the Company will receive, either in cash, in Wisconsin Energy common stock, or in a combination of cash and stock, consideration valued at $31.50 for each share of Company common stock they hold. In the event the merger occurs after July 1, 2000, the amount of the merger consideration will increase daily by an amount computed at the rate of approximately 6% simple interest per annum. Shareholders of the Company and Wisconsin Energy each approved the Merger Agreement and the transactions contemplated thereby at special meetings of shareholders held on October 27, 1999.

On July 2, 1999, following public announcement of the execution of the Merger Agreement, an action was filed by a shareholder of the Company in the Circuit Court of Milwaukee County, Wisconsin against the Company, all of the members of its Board of Directors and Wisconsin Energy. The complaint alleges that the consideration to be received by the shareholders of the Company in the proposed merger is inadequate and unfair to shareholders of the Company. The complaint also alleges that Wisconsin Energy aided, abetted and assisted in the alleged breaches of the fiduciary duties of the individual defendants. The complaint seeks certification as a class action on behalf of all shareholders of the Company, an injunction against proceeding with the merger, an auction or open bidding process for the sale of the Company, and unspecified damages. On September 9, 1999, a stipulation of settlement was entered into with respect to the shareholder action. The stipulation is subject to final approval by the court, but is otherwise binding upon the parties to the action. The stipulation provides that:

  * The Company will amend its Shareholder Rights Agreement (the "Rights Agreement"), dated as of July 27, 1999, by and between the Company and Chase Mellon Shareholder Services, L.L.C., to increase the ownership threshold that triggers the rights from 15% to 20%. The Company entered into such an amendment to the Rights Agreement on September 9, 1999.

  * The Company and Wisconsin Energy agree to amend the Merger Agreement to remove a provision regarding resisting certain types of acquisition proposals for the Company and to reduce the special fee payable by the Company upon termination of the Merger Agreement in certain circumstances from $30 million to $25 million. The parties entered into an amendment to the Merger Agreement on September 9, 1999, to effect these modifications.

  * The parties agree to use their best efforts to obtain court certification of a shareholder class for settlement purposes, from which members of the class cannot opt-out following an opportunity for class members to address the court regarding the settlement, and which will include all persons who were shareholders of the Company from June 27, 1999, through the effective date of the merger.

  * The parties agree to use their best efforts to obtain the dismissal with prejudice of all claims asserted in the action or which could have been asserted in the action.

  * The Company and Wisconsin Energy agree not to oppose a petition of plaintiff's counsel requesting the award of $430,000 of attorneys' fees and expenses to be paid by the Company and Wisconsin Energy upon the consummation of the settlement.

  * The consummation of the settlement is subject to, and the related amendments to the Merger Agreement described above are conditioned upon, final court approval and the consummation of the merger.

Although the Company believes that final court approval of the settlement will be received, the court retains discretion not to grant approval or to require modifications to the proposed settlement. In the event court approval is not obtained, the Company intends to pursue a vigorous defense against the action. If the court requires modifications to the settlement, the Company would, in conjunction with Wisconsin Energy, evaluate the merits of the modifications in determining whether to accept the modified settlement.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
The Agreement and Plan of Merger, dated June 27, 1999, as amended, among the Company, Wisconsin Energy and Acquisition was approved by the shareholders of the Company at a special meeting of shareholders held on October 27, 1999. With respect to such matter, the number of shares voted for and against were 27,474,624 and 1,220,772, respectively. The number of shares abstaining was 282,779.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)     Exhibits

   2.1 Amendment to Agreement and Plan of Merger, dated as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999).

   3.1    WICOR, Inc. By-Laws, as amended.

   4.1 Rights Agreement, dated as of July 27, 1999, between WICOR, Inc. and Chase Mellon Shareholder Services LLC (incorporated by reference to
Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 27,
1999).

   4.2 Amendment No. 1, dated as of September 9, 1999, to Rights Agreement, dated as of July 27, 1999, by and between WICOR, Inc. and Chase Mellon Shareholder Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 9, 1999).

  10.1 Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader.

  27     Financial data schedule (EDGAR version only).

(b)   Reports on Form 8-K

   The following reports on Form 8-K were filed during the three months ended September 30, 1999:

  1. Current Report on Form 8-K, dated July 29, 1999, reporting under Items 5 and 7 the adoption of a new shareholders rights plan and the declaration of one common share purchase right for each outstanding share of common stock, $1.00 par value, of the Company.

  2. Current Report on Form 8-K, dated September 9, 1999, reporting under Items 5 and 7 the announcement of a stipulation of settlement with respect to an action filed by a shareholder of the Company in the Circuit Court of Milwaukee County, Wisconsin against the Company, all of the members of its Board of Directors and Wisconsin Energy.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                               WICOR, INC.



Dated:  November 12, 1999          By:   /s/ Joseph P. Wenzler
                                             Joseph P. Wenzler

                                         Senior Vice President
                                      and Chief Financial Officer

                               WICOR, Inc.
                                Form 10-Q Exhibits


Exhibit No.                       Description
-----------        --------------------------------------------
    2.1            Amendment to Agreement and Plan of Merger,
                   dated as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc. and CEW
                   Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                   Form 8-K dated September 9, 1999).

    3.1            WICOR, Inc. By-Laws, as amended.

    4.1 Rights Agreement, dated as of July 27, 1999, between WICOR, Inc. and Chase Mellon Shareholder Services LLC (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                   July 27, 1999).

    4.2 Amendment No. 1, dated as of September 9, 1999, to Rights Agreement, dated as of July 27, 1999, by and between WICOR, Inc. and Chase Mellon Shareholder Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 9, 1999).

   10.1 Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader.

   27              Financial data schedule