Form 10-K405
period 1999-12-31
WICOR INC
filed 2000-03-30
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-K

   /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from          to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the
registrant:             $1,164,152,215 at February 29, 2000.

Number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000:

             Common Stock, $1 par value          37,880,041 shares

           -----   Documents Incorporated by Reference   -----
Certain portions of the Company's proxy statement for its 2000 annual meeting of shareholders to be filed with the Commission under Regulation 14A are incorporated by reference into Part III hereof

                                    TABLE OF CONTENTS



                                                                  PAGE

PART I.                                                            1

Item 1.  Business                                                  1

  (a)  General Development of Business                             1
  (b)  Financial Information about Industry Segments               2
  (c)  Forward-Looking Statements                                  2
  (d)  Narrative Description of Business                           3
    1.  Energy                                                     3
      A.  General                                                  3
      B.  Gas Markets and Competition                              4
      C.  Gas Supply, Pipeline Capacity and Storage                5
        (1)  Pipeline Capacity and Storage                         5
        (2)  Term Gas Supply                                       6
        (3)  Secondary Market Transactions                         6
        (4)  Spot Market Gas Supply                                6
        (5)  Proposed New Pipeline                                 6

      D.  Wisconsin Regulatory Matters                             7
        (1)  Rate Matters                                          7
        (2)  Gas Cost Recovery Mechanism                           7
        (3)  Transition Cost Recovery Policy                       8
        (4)  Changing Regulatory Environment                       8
        (5)  Customer Choice Pilot Program                         8

      E.  Employees                                                8

    2.  Manufacturing of Pumps, Fluid
        Processing and Filtration Equipment                        8
      A.  General                                                  8
      B.  U.S. Operations                                          8
      C.  International Operations                                 9
      D.  Raw Materials and Patents                                9
      E.  Employees                                               10

Item 2.  Properties                                               10

  (a)  Capital Expenditures                                       10
  (b)  Energy                                                     10
  (c)  Manufacturing of Pumps, Fluid Processing and
         Filtration Equipment                                     10

Item 3.  Legal Proceedings                                        10

Item 4.  Submission of Matters to a Vote of Security Holders      11

Executive Officers of the Registrant                              11


PART II.                                                          12

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                        12
Item 6.  Selected Financial Data                                  13

                                                                          PAGE

Item 7.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                           14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       24

Item 8.  Financial Statements and Supplementary Data                       25

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              45

PART III.                                                                  46

Item 10.  Directors and Executive Officers of the Registrant               46

Item 11.  Executive Compensation                                           46

Item 12.  Security Ownership of Certain Beneficial Owners and Management   46

Item 13.  Certain Relationships and Related Transactions                   46


PART IV                                                                    46

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K 46

    (a)  Documents Filed as Part of the Report                             46
      1.  All Financial Statements and Financial Statement Schedules       46
      2.  Financial Statement Schedules                                    46
      3.  Exhibits                                                         47

    (b)  Reports on Form 8-K                                               49

PART I

Item 1.  BUSINESS

(a)  General Development of Business

WICOR, Inc. (the "Company" or "WICOR") is a diversified holding company with two principal business groups: energy services and pump manufacturing. The Company has the following subsidiaries engaged in the indicated principal businesses. Wisconsin Gas Company ("Wisconsin Gas") engages in retail sales and distribution of natural gas and water. WICOR Energy Services Company ("WICOR Energy") engages in natural gas purchasing, and energy and price risk management. FieldTech, Inc. ("FieldTech") provides meter reading and technology services for gas, electric and water utilities. Sta-Rite Industries, Inc. ("Sta-Rite"), SHURflo Pump Manufacturing Co. ("SHURflo") and Hypro Corporation ("Hypro") are manufacturers of pumps, fluid processing and filtration equipment. WICOR Industries, Inc. ("WICOR Industries") is an intermediate holding company which holds the stock of the manufacturing subsidiaries. The Company is a Wisconsin corporation and maintains its principal executive offices in Milwaukee, Wisconsin.

The Company was incorporated in 1980, when it acquired all the outstanding common stock of Wisconsin Gas through a merger. The Company acquired all of the outstanding common stock of Sta-Rite, SHURflo and Hypro through acquisitions in 1982, 1993, and 1995, respectively.

In November, 1998, Wisconsin Gas entered the water utility business by acquiring the water distribution system of a Milwaukee suburb serving about 500 customers. Wisconsin Gas acquired another small water utility in November, 1999, and served approximately 1,500 customers by the end of 1999.

In May, 1999, WICOR acquired Omni Corporation ("Omni"), a privately-held manufacturer of water filtration products primarily for residential use which has its manufacturing operations in Hammond, Indiana. The Omni operations have been integrated into Sta-Rite. In June, 1999, WICOR acquired CUMA, S.A. of Monterrey, Mexico("CUMA"), a privately-held manufacturer of pumps for irrigation, industrial and residential applications with its manufacturing operations in Monterrey, Mexico. CUMA has been integrated into Sta-Rite's Mexican subsidiary.

In October, 1999, WICOR acquired two pump manufacturing companies: Simer
Pump, a division of the Rival Company of Kansas City, and Western Dispensing Technologies, Inc. ("Western Dispensing"), a privately-held company with its manufacturing operations in Santa Barbara, California. Simer Pump manufactures sump, utility, water well and emergency back-up pumps and accessories. The Simer Pump operations will be integrated into Sta-Rite. Western Dispensing designs and manufactures chemical dispensing systems used in commercial laundry, janitorial and institutional applications. The Western Dispensing operations will be integrated into SHURflo.

In December, 1999, the Company acquired Precision Fitting & Valve
Company and Lurmark Ltd., two privately held companies that manufacture and distribute fittings, valves, nozzles, gauges and other equipment for the agricultural and industrial markets. Precision is located in Farmington, Minnesota, about 20 miles southeast of Minneapolis, and Lurmark is located in Cambridge, England. The companies will be integrated into Hypro.

In January, 2000, the Company also purchased Portland, Oregon-based
Edwards Manufacturing, Inc., a privately held maker of pumps and pumping systems for the firefighting and industrial markets. Edwards manufactures pumps for fire suppression systems that are used in facilities which house high-risk, high-value property, such as aircraft hangars, communications or computer centers. The company also makes and distributes pumps for industrial and high-purity chemical processing and semiconductor applications. Edwards will be integrated into Hypro.

WICOR is a co-owner of Guardian Pipeline, L.L.C. ("Guardian"). Guardian is a limited liability corporation formed in 1999 to construct, own and operate an interstate natural gas pipeline extending approximately 150 miles from the Chicago market hub near Joliet, Illinois to near the Town of Ixonia, Jefferson County, in southeastern Wisconsin. Subsidiaries of CMS Energy Corporation and Northern States Power Company are equal one-third partners in the project with WICOR.
On June 27, 1999, WICOR entered into an Agreement and Plan of Merger with Wisconsin Energy Corporation ("Wisconsin Energy-), pursuant to which all of the outstanding common stock of WICOR would be acquired by Wisconsin Energy and WICOR would become a wholly-owned subsidiary of Wisconsin Energy. The shareholders of each company approved the merger in October, 1999. The merger requires approval from several federal and State of Wisconsin regulatory bodies, the last of which approvals is expected to be received in April, 2000. The merger is expected to close on April 26, 2000. For additional information regarding the merger with Wisconsin Energy Corporation, see "Management's Discussion and Analysis of Results of Operations and Financial Condition".

At December 31, 1999, the Company (including subsidiaries) had 3,972 employees.

(b)  Financial Information About Industry Segments

Refer to Note 13 of "Notes to Consolidated Financial Statements" for information on industry segments.

(c)  Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and other material to which the Company refers or incorporates by reference contains forward-looking statements made by or on behalf of WICOR. These are statements of opinion, intention or belief about future events or conditions, rather than historical facts. The forward-looking statements are based upon management's current expectations and are subject to risks and uncertainties that could cause the actual results of WICOR to differ materially from those contemplated in the statements. You should not place undue reliance on the forward-looking statements. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "possible," "potential," "project" and similar expressions are intended to identify forward-looking statements. In addition to the assumptions and other factors mentioned specifically in connection with the forward-looking statements, factors that could cause WICOR's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

>>     Unanticipated difficulties related to completing the merger with
Wisconsin Energy Corporation, regulatory delays or conditions imposed by regulatory bodies in approving the merger, or adverse regulatory treatment of the merger.

>>     Risks associated with non-utility diversification such as: competition;
operating risks; dependence upon certain suppliers and customers; unanticipated changes in environmental or energy regulations; risks associated with international investments, including foreign currency valuations; risks associated with minority investments, where there is a limited ability to control the development, management or operation of the project; and the risk of higher interest costs associated with potentially reduced securities ratings by independent rating agencies as a result of these and other factors.

>>     Factors affecting foreign non-utility operations including foreign governmental actions; foreign economic and currency risks; political instability; and unanticipated changes in foreign environmental or energy regulations.

>>     Factors affecting utility operations such as unusual weather conditions; unanticipated changes in gas supply or water supply costs or availability due to higher demand, shortages, transportation problems or other developments; nonperformance by natural gas suppliers under existing power purchase or gas supply contracts; environmental incidents; gas pipeline system constraints; unanticipated organizational structure or key personnel changes; collective bargaining agreements with union employees or work stoppages; inflation rates; or demographic and economic factors affecting utility service territories or operating environment.

>>     Regulatory factors such as unanticipated changes in rate-setting policies or procedures; unanticipated changes in regulatory accounting policies and practices; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of costs of previous investments made under traditional regulation; required approvals for new construction;

>>     The rapidly changing and increasingly competitive and gas utility environment as market-based forces replace strict industry regulation and other competitors enter the gas markets resulting in increased wholesale and retail competition

>>     Consolidation of the industry as a result of the combination and acquisition of utilities in the Midwest, nationally and globally.

>>     Restrictions imposed by various financing arrangements and regulatory requirements on the ability of the utility and other subsidiaries to transfer funds to their parent companies in the form of cash dividends, loans or advances.

>>     Changes in social attitudes regarding the utility industry.

>>     Customer business conditions including demand for their products and services and supply of labor and material used in creating their products and services.

>>     The cost and other effects of legal and administrative proceedings, settlements, and investigations, claims and changes in those matters.

>>     Factors affecting the availability or cost of capital such as changes in interest rates; market perceptions of the utility industry, WICOR or any of its subsidiaries; or security ratings.

>>     Federal, state or local legislative factors such as changes in tax laws or rates; changes in trade, monetary and fiscal policies, laws and regulations; gas industry restructuring initiatives; or changes in environmental laws and regulations.

>>     Authoritative generally accepted accounting principle or policy changes from such standard setting bodies as the Financial Accounting Standards Board and the Securities and Exchange Commission.

>>     Unanticipated technological developments that result in competitive disadvantages and create the potential for impairment of existing assets.

>>     Other business or investment considerations that may be disclosed from time to time in filings with the Securities and Exchange Commission or in other publicly disseminated written documents.

The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

(d)  Narrative Description of Business

1.  ENERGY

A.  General

Wisconsin Gas is the largest natural gas distribution public utility in Wisconsin. At December 31, 1999, Wisconsin Gas distributed gas to approximately 538,000 residential, commercial and industrial customers in 529 communities throughout Wisconsin. Wisconsin Gas' service area has an estimated population of approximately 2,000,000 based on State of Wisconsin's estimates for 1999. Wisconsin Gas is subject to the jurisdiction of the Public Service Commission of Wisconsin ("PSCW") as to various phases of its operations, including rates, service and issuance of securities.

WICOR Energy and FieldTech are in their fourth year of operations, and their results are not material to the Company's financial position or results of operations.

B.  Gas Markets and Competition

Wisconsin Gas' business is highly seasonal, particularly as to residential and commercial sales for space heating purposes, with a substantial portion of its gas deliveries occurring during the winter heating season. Competition in varying degrees exists between natural gas and other forms of energy available to consumers. Most of Wisconsin Gas' large commercial and industrial customers are dual-fuel customers that are equipped to switch between natural gas and alternate fuels. Wisconsin Gas offers lower-priced interruptible rates and transportation services for these customers to enable them to reduce their energy costs and use gas rather than other fuels. Under gas transportation agreements, customers purchase gas directly from gas marketers and arrange with interstate pipelines and Wisconsin Gas to have the gas transported to the facilities where it is used. Wisconsin Gas also offers to sell gas at prices that are competitive with third-party sellers. Wisconsin Gas earns substantially the same margin (difference between revenue and cost of gas), whether it sells and transports gas to customers or only transports their gas.

  The following table sets forth the volumes of natural gas delivered by Wisconsin Gas to its customers. The sales volumes represent quantities sold and delivered to customers by Wisconsin Gas. The volumes shown as transported represent third-party gas that was delivered by Wisconsin Gas to its customers.

Customer Class                                      Year Ended
--------------                     -----------------------------------------
                                    December 31, 1999     December 31, 1998
                                   -------------------   -------------------
                                   Thousands             Thousands
Sales                              of Therms*  Percent   of Therms*  Percent
-----                              ----------  -------   ----------  -------
Residential                          440,390     36.0      408,550     35.7
Commercial                           205,470     16.8      193,000     16.8
Large Volume Commercial
  and  Industrial Firm                45,180      3.7       47,620      4.2
Commercial and
  Industrial Interruptible            28,830      2.4       36,580      3.2
                                   ----------  -------   ----------  -------
Total Sales                          719,870     58.9      685,750     59.9
Transportation
--------------
Transported                          502,600     41.1      460,170     40.1
                                   ----------  -------   ----------  -------
Total Gas Throughput               1,222,470    100.0    1,145,920    100.0
                                   ==========  =======   ==========  =======

*One therm equals 100,000 BTU's.

  Wisconsin Gas continues to secure approximately 98% of all new residential heating, 88% of existing residential and commercial retrofit and 70% of all new commercial construction customers in its service territory. Although ANR Pipeline Company ("ANR") is the predominant supplier of interstate pipeline capacity to meet Wisconsin Gas' Milwaukee area market requirements, approximately 25% of its annual requirements can be supplied through the interstate pipelines of either ANR or Northern Natural Gas Company ("NNG"). This capability enhances competition between ANR and NNG for services to Wisconsin Gas and its customers, and management believes that such competition provides overall lower gas costs to all customers than otherwise would exist. See "Gas Supply, Pipeline Capacity and Storage - Proposed New Pipeline" for further information on potential new pipeline competition.

  Federal and state regulators continue to implement policies to bring more competition to the gas industry. The PSCW has instituted proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the gas industry. While the gas utility distribution function is expected to remain a heavily regulated, monopoly function, the sales of the natural gas commodity and related services, which are currently utility monopoly functions, are expected to become increasingly subject to competition from third parties. However, it remains uncertain if and when Wisconsin Gas may face competition for selling gas to its smaller firm customers. Consequently, Wisconsin Gas is positioning itself to react quickly if and when regulation changes to permit customers to choose their suppliers.

  With PSCW approval, Wisconsin Gas implemented a small-customer gas-supplier choice pilot program that is designed to test (1) market acceptance of third-party gas marketers, (2) third-party seller interest in selling gas in different market segments, and (3) Wisconsin Gas' capabilities to administer a distribution-only business. The pilot program, which began on November 1, 1996, has about 3,300 small commercial and residential participants. Wisconsin Gas expects to continue the pilot program, with certain modifications. Wisconsin Gas also has taken steps to enable its large firm commercial and industrial customers to transfer from sales and distribution to distribution-only service. As a consequence, the volume of gas sold by third parties and distributed by Wisconsin Gas has increased steadily since 1994 and now constitutes 41% of the gas distributed by Wisconsin Gas. See "Wisconsin Regulatory Matters".

  WICOR Energy sells gas on a for-profit basis and supplies gas to many large interruptible customers that formerly purchased gas from Wisconsin Gas. WICOR Energy is positioning to supply smaller firm customers if and when regulation changes to permit customer choice. FieldTech, among other things, provides meter reading and billing services to utilities. FieldTech is positioning to provide services to customers if and when regulation changes to open those services to competition.

  Wisconsin Gas' future ability to maintain its present share of the industrial dual-fuel market (the market that is equipped to use gas or other fuels) depends on the success of Wisconsin Gas and third-party gas marketers in obtaining long-term and short-term supplies of natural gas at marketable prices and their success in arranging or facilitating competitively-priced transportation service for those customers that desire to buy their own gas supplies. Although the dual-fuel market comprises more than 33% of Wisconsin Gas' annual deliveries, it contributes less than 10% of Wisconsin Gas' margin.

  C.  Gas Supply, Pipeline Capacity and Storage

  Wisconsin Gas has been able to meet its contractual obligations with both its suppliers and its customers despite periods of severe cold and unseasonably warm weather.

  (1)  Pipeline Capacity and Storage

  Interstate pipelines serving Wisconsin originate in three major gas producing areas of North America: the Oklahoma and Texas basins, the Gulf of Mexico and western Canada. Wisconsin Gas has contracted for long-term firm capacity on a relatively equal basis from each of these areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of Wisconsin Gas' supply portfolio and that Canada represents an important long-term source of reliable, competitively-priced gas

  Because of the daily and seasonal variations in gas usage in Wisconsin, Wisconsin Gas has also contracted with ANR for substantial underground storage capacity, primarily in Michigan. There are no known underground storage formations in Wisconsin capable of commercialization. Storage enables Wisconsin Gas to manage significant changes in daily demand and to optimize its overall gas supply and capacity costs. In summer, gas in excess of market demand is transported into the storage fields, and in winter, gas is withdrawn from storage and combined with gas purchased in or near the production areas ("flowing gas") to meet the increased winter market demand. As a result, Wisconsin Gas can contract for less long-line pipeline capacity than would otherwise be necessary, and it can purchase gas on a more uniform daily basis from suppliers year-round. Each of these capabilities enables Wisconsin Gas to reduce its overall costs.

  Wisconsin Gas also maintains high deliverability storage in the mid-continent and Southeast production areas, as well as in its market area. This storage capacity is designed to deliver gas when other supplies cannot be delivered during extremely cold weather in the producing areas, which can reduce long-line supply.

  Wisconsin Gas holds firm daily transportation and storage capacity entitlements from pipelines and other service providers under long-term contracts. In combination, these entitlements provide a level of firm winter city gate deliverability set forth below.

                                            Maximum Daily
        Pipeline                       (Thousands of Therms*)
        --------                       ----------------------
        ANR
         Mainline                               2,968
         Storage                                4,849
        NNG
         Mainline                               1,006
        Viking
         Mainline                                  68
                                       ----------------------
        Total                                   8,891
                                       ======================
*One therm equals 100,000 BTU's.

  (2)  Term Gas Supply

  Wisconsin Gas has contracts for firm supplies with terms in excess of 30 days with 20 gas suppliers for gas produced in each of the three producing areas discussed above. The term contracts have varying durations so that only a portion of Wisconsin Gas' gas supply expires in any year. Management believes the volume of gas under contract is sufficient to meet its forecasted firm peak day demand. The following table sets forth Wisconsin Gas' 1999-2000 winter maximum daily total firm gas deliverability.

                                                 Maximum Daily
                                              (Thousandsof Therms*)
                                              ---------------------
           Domestic flowing gas                        2,232
           Canadian flowing gas                        1,378
           Storage withdrawals                         4,849
           Peaker withdrawals                             76
                                              ---------------------
           Total                                       8,535
                                              =====================
*One therm equals 100,000 BTU's.

  (3)  Secondary Market Transactions

  Capacity release is a mechanism by which pipeline long-line and storage capacity and gas supplies under contract can be resold in the secondary market.
 Local distribution companies, such as Wisconsin Gas, must contract for capacity and supply sufficient to meet the firm peak day demand of their customers. Peak or near peak demand days generally occur only a few times each year. Capacity release facilitates higher utilization of contracted capacity and supply during those times when the full contracted capacity and supply are not needed by the utility, helping to mitigate the fixed costs associated with maintaining peak levels of capacity and gas supply. Through pre-arranged agreements and day-to-day electronic bulletin board postings, interested parties can purchase this excess capacity and supply. The proceeds from these transactions are passed through to ratepayers, subject to the incentive gas cost mechanism pursuant to which Wisconsin Gas has an opportunity to share in the cost savings. See "Wisconsin Regulatory Matters - Gas Cost Recovery" for information on the incentive gas cost recovery mechanism. During 1999, Wisconsin Gas continued its active participation in the capacity release market.

  (4)  Spot Market Gas Supply

  Wisconsin Gas expects to continue to make gas purchases in the 30-day spot market as price and other circumstances dictate. Wisconsin Gas has purchased spot market gas since 1985 and has supply relationships with a number of sellers from whom it purchases spot gas.

  (5)  Proposed New Pipeline

  On March 10, 1999, a joint venture, Guardian Pipeline, L.L.C., was formed to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin ("Guardian Pipeline"). Subsidiaries of CMS Energy, a Dearborn, Michigan-based international energy company, and Northern States Power Company, a Minneapolis-based diversified energy company, are the sponsors of the project with WICOR. The three partners have equal ownership interests in the project. On November 30, 1999, Guardian Pipeline filed an application with the FERC to construct, place in service and operate the pipeline.

  The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry about 750,000 Dekatherms per day of gas. The total cost of the project is approximately $234 million. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $54 million to connect its distribution system to the Guardian Pipeline.

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

  Wisconsin Gas complies with the provisions of Statement of Financial Accounting Standards ("SFAS No. 71") "Accounting for the Effects of Certain Types of Regulation," which provides that rate-regulated public utilities such as Wisconsin Gas record certain costs and credits allowed in the ratemaking process in different periods than would be required for unregulated businesses. In the event Wisconsin Gas determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts Wisconsin Gas' ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. SFAS 71 continues to be applicable to Wisconsin Gas in that its rates are approved by a third party regulator and are designed to recover its cost of service. Wisconsin Gas believes its current cost-based rates are competitive in the open market.

  (1)  Rate Matters

  Wisconsin Gas rates are set within the framework of the Productivity-based Alternative Ratemaking Mechanism ("PARM"), which was established in 1994 and has been extended through October 31, 2001. Under PARM, Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis. The PARM order also specifies margin rate floors for each rate class. Currently, Wisconsin Gas' rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. PARM has certain criteria, including significant deterioration in safety, failures to meet conservation goals, significant changes in interest rates and "extraordinary items", which if not met, permit the PSCW to reopen the rate proceeding. To date, none of the criteria has been triggered.

  (2)  Gas Cost Recovery

  Wisconsin Gas' rates traditionally contained clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers. See "Wisconsin Regulatory Matters - Transition Cost Recovery Policy".

  The PSCW approved a gas cost incentive mechanism ("GCIM") which became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas' gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1.5% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1.5% and 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas' earnings to increase or decrease as a result of gas and capacity acquisition activities. Reduced gas costs under the GCIM have been shared between Wisconsin Gas and its customers. Wisconsin Gas intends to file with the PSCW to modify and extend the GCIM beyond October 31, 2000

  (3)  Transition Cost Recovery Policy

  Interstate pipeline companies have been allowed to pass through to local gas distributors various costs incurred in the transition to FERC Order No. 636. The PSCW has authorized the recovery through rates of costs that have been passed through to Wisconsin Gas. Although complete assurance cannot be given, it is believed that any additional future transition costs incurred by Wisconsin Gas will also be recoverable from its customers.

  (4)  Changing Regulatory Environment

  The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices. It has also adopted standards for transactions between a utility and its gas marketing affiliates. The PSCW has established working groups to study and make recommendations on major deregulation issues. These working groups are scheduled to complete their work at various times through the year 2000. The PSCW may use the work group reports as the basis for instituting regulatory changes to enable customer choice or for recommending such changes to the state legislature. The impact of these proceedings on Wisconsin Gas' future operations is uncertain at this time. See "Gas Markets and Competition".

  (5)  Customer Choice Pilot Program

  On November 1, 1996, with PSCW approval, Wisconsin Gas began a one-year pilot supplier choice program for firm gas customers located in a small geographic area of the Company's service territory. The program was modified and extended for the 1997-98, 1998-99 and 1999-2000 program years. The Company intends to file with the PSCW to further modify and extend the program for the 2000-2001 program year, and expects to continue the program from year to year until it is superseded by a generic PSCW order or state legislative mandate. The pilot program was designed to test market acceptance of supplier choice, the interest of third-party marketers in serving firm markets, including residential, and Wisconsin Gas' capabilities to administer transportation-only services. WICOR Energy Services is one of the gas suppliers participating in the pilot program. It is unclear how long it will take for customer choice to become generally available in Wisconsin, and it is unknown what the impacts of customer choice may be on the Company.

  E.  Employees

  At December 31, 1999, the energy group had 1,308 full-time equivalent employees.

2.  MANUFACTURING OF PUMPS AND FLUID PROCESSING AND FILTRATION EQUIPMENT

  A.  General

  The Company's manufacturing subsidiaries manufacture pumps and fluid processing equipment, including filtration equipment for residential, agricultural and industrial markets world-wide. Manufacturing and assembly activities are conducted in plants in the United States, Australia, China, England, Germany, India, Italy, Mexico and New Zealand.

  B.  U.S. Operations

  Water products include jet, centrifugal, sump, submersible and submersible turbine water pumps, water storage and pressure tanks, residential and in-line water filters, pool and spa filters, pool heaters and pump and tank systems. These products pump, filter and store water used for drinking, cooking, washing and livestock watering, and are used in private and public swimming pools, spas, "hot tubs", jetted bathtubs, and fountains. The manufacturing businesses also produce large higher pressure and capacity water pumps used in agricultural and turf irrigation systems and in a wide variety of commercial, industrial and municipal fluids-handling applications.

  High performance pumps, related fluids-handling products, accessories and pumping systems have applications in a variety of markets, including (1) the food service industry, where gas-operated pumps are used for pumping soft drinks made from syrups, and electric motor driven pumps are used for water boost and drink dispensing; (2) the recreational vehicle and marine markets, where electric motor driven pumps are used for multiple applications including pumping potable water in travel trailers, motor homes, camping trailers and boats, and for other purposes including marine engine cooling, marine washdown, bilge and livewell pumping; (3) agricultural markets, including spraying fertilizers and pesticides on crops; (4) industrial markets, where applications include carpet cleaning machines for soil extraction, firefighting and pressure cleaning applications and general industrial uses requiring fluid handling; and
(5) the water purification industry, where electric motor driven pumps are used to pressure reverse osmosis systems for water transfer.

  Sales of pumps and water processing equipment are somewhat related to the season of the year as well as the level of activity in the housing construction industry and are sensitive to weather, interest rates, discretionary income, and leisure and recreation spending. The markets for most water and industrial products are highly competitive, with price, service and product performance all being important competitive factors. The Company believes it is a leading producer of pumps for private water systems and swimming pools and spas, and for the food service, recreational vehicle, agricultural spraying, marine engine cooling, and foam proportioning systems for the firefighting markets. Management believes the Company also ranks among the larger producers of pool and spa filters and submersible turbine pumps. Major trademarked brand names include "Sta-Rite", "Berkeley", "SHURflo", "Flotec", "AquaTools", "Hydro-Flow", "FoamPro", "Onga", "Hypro", "Sherwood", "SherTech", "Nocchi", "Omni", "Simer" and "Rivaflo".

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

  C.  International Operations

  International operations are conducted primarily by international subsidiaries and export operations from the United States. Products are sold to markets in approximately 100 countries on six continents. Foreign manufacturing is carried out by Australian, Chinese, German, Indian, Italian, Mexican and New Zealand operations. The products sold in international markets in some cases are similar to those sold in the United States, but in many instances have distinct features required for those markets. Product distribution channels are similar to those for domestic markets. Non-domestic operating revenues, including exports, were 27% of 1999 manufacturing group sales.

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


  E.  Employees

  At December 31, 1999, the manufacturing group had 2,664 full time equivalent employees.

Item 2.  PROPERTIES

(a)  Capital Expenditures

  The Company's capital expenditures for the year ended December 31, 1999, totaled $54.7 million. Retirements during this period totaled $20.4 million. Except as discussed under "Legal Proceedings", the Company does not expect to make any material capital expenditures for environmental control facilities in 2000.

(b)  Energy

  Wisconsin Gas owns a distribution system which, on December 31, 1999, included approximately 9,300 miles of distribution and transmission mains, 455,000 service laterals and 535,000 active meters. Wisconsin Gas' distribution system consists almost entirely of plastic and coated steel pipe. Wisconsin Gas owns its main office building in Milwaukee, office buildings in certain other communities in which it serves, gas regulating and metering stations, peaking facilities and its major service centers, including garage and warehouse facilities.

  Where distribution mains and services occupy private property, Wisconsin Gas in some, but not all, instances has obtained consents, permits or easements for such installations from the apparent owners or those in possession, generally without an examination of title.

(c)  Manufacturing of Pumps, Fluid Processing and Filtration Equipment

  The manufacturing group has manufacturing or assembly facilities located in California (3), Indiana, Minnesota, Nebraska, New Hampshire, Oregon, Wisconsin, Australia, China, Germany, India, Italy (2), Mexico (2) and New Zealand. These plants contain more than 1,300,000 square feet of floor space. In addition, through its manufacturing business, the Company owns or leases seven sales/distribution facilities in the United States, five in Australia, one each in Mexico, Canada, China, France, Italy, Kazakhstan, Russia and the United Kingdom.


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

  Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Environmental remediation work for one of the sites was completed during the third quarter of 1999. Wisconsin Gas is evaluating potential remedial options at the second site. Wisconsin Gas has established a reserve of approximately $2.1 million at December 31, 1999, to cover the remediation and maintenance costs of the remaining site.

  The Company's manufacturing subsidiaries are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The Company has established reserves for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles.

  The Company periodically reviews its reserves for such remediation costs as evidence becomes available indicating that its remediation liability has changed. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations. See Note 8c of "Notes to Consolidated Financial Statements".


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a special meeting of shareholders held on October 27, 1999, WICOR shareholders voted to approve the proposed merger of the Company with a wholly-owned subsidiary of Wisconsin Energy Corporation, with 27,474,624 shares voting in favor of the merger, 1,220,772 shares voting against the merger, and 282,779 shares abstaining.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth the names and ages of, and the offices held by, the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders typically in April each year.


Name                      Age       Offices Held
-----------------------  -----  -------------------------------------------
George E. Wardeberg       64    Chairman and Chief Executive Officer of
                                the Company and its subsidiaries

Thomas F. Schrader        50    President and Chief Operating Officer of
                                the Company and Vice Chairman of its
                                subsidiaries

Joseph P. Wenzler         58    Senior Vice President and Chief Financial
                                Officer of the Company, WICOR Industries, and Wisconsin Gas; Treasurer and Secretary of SHURflo and Hypro; and Vice President and Treasurer of WICOR Energy and FieldTech

James C. Donnelly         54    Vice President of the Company and President
                                and Chief Executive Officer of Sta-Rite

Bronson J. Haase          55    Vice President of the Company and President
                                and Chief Executive Officer of Wisconsin Gas,
                                WICOR Energy and FieldTech

James J. Monnat           44    Treasurer of the Company, Wisconsin Gas,
                                WICOR Industries and Sta-Rite

Robert A. Nuernberg       60    Secretary of the Company, WICOR Energy Services
                                and FieldTech; and Vice President-Corporate
                                Relations and Secretary of Wisconsin Gas

Gregory Kirste            38    Vice President of the Company

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

  Mr. Kirste was elected Vice President of the Company on November 11, 1999. Previously he served as Manager of Business Development and as General Manager of the Metering and Dispense Division of SHURflo from 1996 to 1999 and as Manager of Business Development and as Engineering Specialist of Northrop Grumman Corporation from 1991 to 1996.


PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock and the associated common stock purchase rights (which do not currently trade independently of the common stock) are traded on the New York Stock Exchange. The high and low sales prices for the Company's common stock and dividends paid per share in each quarter of 1999 and 1998 are set out in the following tables.


                         Common Stock Price Range Per Share
                         ----------------------------------

                      1998                                1999
       ----------------------------------  ----------------------------------
       1st Qtr  2nd Qtr  3rd Qtr  4th Qtr  1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
       -------  -------  -------  -------  -------  -------  -------  -------
High   $24.34   $24.75   $24.31   $25.50   $22.06   $28.19   $29.63   $30.31
Low    $21.44   $21.25   $20.13   $19.63   $18.75   $20.13   $27.75   $28.81

                   Common Stock Dividends
                   ----------------------
    Quarter           1999        1998
                   ----------  ----------
    First          $    .220   $    .215
    Second         $    .220   $    .215
    Third          $    .225   $    .220
    Fourth         $    .225   $    .220


At December 31, 1999, there were 20,147 holders of record of WICOR common stock

  The Company's ability to pay dividends is dependent to a great extent on the ability of its subsidiaries to pay dividends. The Wisconsin Business Corporation Law and the indentures and agreements under which debt of the Company and its subsidiaries is outstanding each contain certain restrictions on the payment of dividends on common stock by the Company's subsidiaries. See
Note 7 of "Notes to Consolidated Financial Statements".

Item 6.  SELECTED FINANCIAL DATA

WICOR, Inc.
SELECTED FINANCIAL DATA

THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

                                  1999        1998        1997        1996        1995
                               ----------- ----------- ----------- ----------- -----------
CONSOLIDATED
Operating Data:
Operating revenues             $1,010,113  $  944,183  $1,021,041  $1,012,601  $  860,594
Net earnings                   $   53,833  $   45,495  $   49,523  $   46,771  $   39,527

Per Share of Common Stock (1):
Basic earnings (1)             $     1.43  $     1.22  $     1.34  $     1.27  $     1.16
Diluted earnings (1)           $     1.42  $     1.21  $     1.33  $     1.27  $     1.16
Cash dividends (1)             $    0.890  $    0.870  $    0.850  $    0.830  $    0.810
Book value (1)                 $    11.47  $    10.80  $    10.47  $     9.96  $     9.42

Balance Sheet Data:
Long-term debt                 $  205,444  $  188,470  $  149,110  $  169,169  $  174,713
Common equity                     433,666     403,440     389,620     366,499     343,673
                               ----------- ----------- ----------- ----------- -----------
  Capitalization at year-end   $  639,110  $  591,910  $  538,730  $  535,668  $  518,386
                               =========== =========== =========== =========== ===========
Total assets at year-end(2)    $1,089,923  $1,015,196  $1,031,332  $1,057,652  $1,008,514
                               =========== =========== =========== =========== ===========

Other General Data:
Market-to-book ratio
  at year-end (%)                     255         202         222         179         170
Dividend payout ratio (%)(2)         62.0        71.4        63.4        65.2        69.5
Yield at year-end (%)                 3.1         4.0         3.7         4.7         5.1
Return on average
  common equity (%)(2)               12.8        11.3        13.0        12.9        13.1
Price/earnings ratio
  at year-end(2)                     20.6        17.8        17.3        14.1        13.9
Price range(1)                 $  18-3/4-  $ 19-5/8 -  $16-11/16 - $15-1/16 -  $13-5/16 -
                               $  30-5/16  $   25-1/2  $ 23-15/16  $   18-7/8  $  16-7/16
Registered shareholders
  at year-end                      20,147      21,373      22,312      23,339      27,379
Cash flow from operations      $   94,798  $   97,000  $   49,324  $   75,416  $   69,918
Capital expenditures           $   54,729  $   49,279  $   51,572  $   51,744  $   56,241
Employees at year-end               3,972       3,524       3,625       3,475       3,368
Debt/equity ratio at year-end       32/68       32/68       28/72       32/68       34/66

WICOR, Inc.
SELECTED FINANCIAL DATA

THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

                                  1999        1998        1997        1996        1995
                               ----------- ----------- ----------- ----------- -----------
Energy Operations:
Operating revenues             $  499,093  $  481,489  $  596,262  $  602,685  $  522,840
Net earnings                   $   24,194  $   21,656  $   29,443  $   32,141  $   27,701
Capital expenditures           $   43,165  $   35,165  $   35,148  $   36,617  $   42,852
Utility throughput (MDth)
  Residential                      44,039      40,856      48,433      52,991      49,425
  Commercial                       19,197      17,967      21,922      24,257      21,157
  Industrial firm                   5,852       6,095       8,724      11,078      13,496
  Industrial interruptible          2,899       3,657       7,277      19,624      31,353
  Transported                      50,260      46,017      42,883      27,578      14,549
                               ----------- ----------- ----------- ----------- -----------
                                  122,247     114,592     129,239     135,528     129,980
                               =========== =========== =========== =========== ===========
Utility customers at year-end     537,977     528,963     520,975     512,868     504,746
Utility customers
  served per employee                 527         549         534         516         471
Average cost of gas
  per utility Dth purchased    $     3.40  $     3.62  $     3.99  $     3.47  $     2.79
Average annual residential
  utility bill                 $      599  $      561  $      701  $      725  $      686
Average use per utility
  residential customer (Dth)           95          90         108         120         114
Degree days                         6,318       5,865       7,094       7,458       6,836
% (warmer) colder
  than 20-year average               (9.1)      (16.4)        1.0         6.8        (2.8)

Manufacturing Operations (2):
Operating revenues             $  511,020  $  462,694  $  424,779  $  409,916  $  337,754
International and export
  sales as a % of total sales          27          30          34          34          39
Net earnings                   $   29,639  $   23,839  $   20,080  $   14,630  $   11,826
Capital expenditures           $   11,564  $   14,115  $   16,424  $   15,127  $   13,389

(1) Adjusted for a two-for-one stock split effected in May 1998.
(2) Includes continuing operations and discontinued operations up to the year disposition was authorized.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION

Proposed Merger with Wisconsin Energy Corporation
-------------------------------------------------
  WICOR and Wisconsin Energy Corporation have entered into an agreement and plan of merger, dated as of June 27, 1999, as amended (the Merger Agreement), providing for a strategic business combination of WICOR and Wisconsin Energy. Subject to the terms of the Merger Agreement, at the time of the merger, each outstanding share of WICOR common stock, par value $1.00 per share (together with the associated common stock purchase rights issued pursuant to WICOR's Rights Agreement) will be converted into the right to receive cash, common stock, par value $.01 per share, of Wisconsin Energy, or a combination of cash and shares of Wisconsin Energy common stock having a value of $31.50 per share of WICOR common stock. In the event the closing of the merger occurs after July 1, 2000, the $31.50 value per share will be increased by an amount equivalent to six per cent per annum daily simple interest for each day after July 1, 2000 through the closing date. The transactions contemplated by the Merger Agreement have been approved by the boards of directors and the shareholders of WICOR and Wisconsin Energy and by the Public Service Commission of Wisconsin. The waiting period under that Hart-Scott-Rodino Antitrust Improvements Act of 1976 has also expired. Consummation of the merger remains subject to the satisfaction of certain closing conditions, including approval by the Securities and Exchange Commission. The parties currently expect those conditions to be satisfied and the merger to close on April 26, 2000. Assuming the merger is effected, it is expected that WICOR will no longer file periodic reports under the Securities Exchange Act of 1934. Further information concerning the Merger Agreement and the proposed transactions is included in Note 2 to the consolidated financial statements included herein, which information is incorporated herein by reference.

General Overview
----------------
  In 1999, WICOR's net earnings rose 18% to a record $53.8 million, or $1.42 per diluted share. Manufacturing Group earnings grew 24%, to a record $29.6 million, while Energy Group earnings increased 27% to $27.5 million before merger costs. Merger costs of approximately $3.3 million, or nine cents per share, were charged against Energy Group earnings for the year for segment reporting purposes.

  WICOR's 1998 financial results fell short of 1997's record performance as net earnings decreased by 8% to $45.5 million. Diluted earnings per share in 1998 decreased 9% to $1.21 compared to a record $1.33 per share in 1997. Continued strength in and contributions from the Manufacturing Group partially offset the impact of extremely unfavorable weather on Energy Group earnings.

Results of Operations
---------------------
Energy Group - 1999 Compared with 1998
--------------------------------------
  The Energy Group's primary business is the distribution of natural gas through Wisconsin Gas Company (Wisconsin Gas), the oldest and largest natural gas distribution utility in Wisconsin, which represented 88% of Energy Group revenues in 1999. The Energy Group also includes WICOR Energy Services (WES), an energy marketer, and FieldTech, a utility services company. Costs identified with the proposed merger between WICOR and Wisconsin Energy have been included in Energy Group earnings for segment reporting purposes.

  Margin, defined as revenues less cost of gas sold, is a better comparative performance indicator than revenues because changes in the cost of gas sold are flowed through to revenue under a gas adjustment clause that does not impact margin. The Company operates under a gas cost incentive mechanism
(GCIM) which allows it to share in the risk and rewards of purchasing gas. The GCIM favorably impacted margins by $3.3 million and $3.8 million in 1999 and 1998, respectively.

  Net earnings for the Energy Group, before merger costs for 1999 increased by $5.8 million, or 27%, to $27.5 million compared to $21.7 million for the same period last year. The Energy Group's earnings are heavily dependent upon cold weather, which is measured by heating degree days (HDD). Rates have been set based on 20-year HDD averages. In 1999 and 1998, Wisconsin Gas experienced significantly warmer than normal weather which had a negative impact on earnings. The improvement in earnings in 1999 was driven by increased sales caused by more favorable weather compared to 1998 and a $7.5 million annual rate increase effective August 1, 1998. These items were offset in part by higher operating expenses.

  The following tables set forth financial data for the Energy Group and sales volumes for Wisconsin Gas for each of the years ended December 31.

Energy Group
------------
MILLIONS OF DOLLARS                     1999        1998        1997
                                     ----------  ----------  ----------
Revenues                             $ 475,637   $ 458,970   $ 573,743
Cost of gas sold                       297,222     295,601     394,101
                                     ----------  ----------  ----------
Sales margin                           178,415     163,369     179,642
Gas transportation margin               23,456      22,519      22,519
                                     ----------  ----------  ----------
Gross margin                           201,871     185,888     202,161
                                     ----------  ----------  ----------
Operation and maintenance              103,866     100,059     101,766
Depreciation and amortization           35,727      33,674      31,809
Taxes, other than income taxes           7,851       9,038       9,600
                                     ----------  ----------  ----------
Operating income                        54,427      43,117      58,986
                                     ----------  ----------  ----------
Interest expense                        12,625      12,471      12,288
Other (income), net                     (1,723)     (3,529)       (556)
                                     ----------  ----------  ----------
Income before income taxes              43,525      34,175      47,254
Income taxes                            16,031      12,519      17,811
                                     ----------  ----------  ----------
Net earnings before merger costs        27,494      21,656      29,443
Merger costs, after-tax                  3,300           -           -
                                     ----------  ----------  ----------
Net earnings                         $  24,194   $  21,656   $  29,443
                                     ==========  ==========  ==========

MILLIONS OF THERMS
------------------
Sales volumes
   Firm                                  690.9       649.2       790.8
   Interruptible                          29.0        36.5        72.8
Transport volumes                        502.6       460.2       428.8
                                     ----------  ----------  ----------
Total throughput                       1,222.5     1,145.9     1,292.4
                                     ==========  ==========  ==========
Heating degree days                      6,318       5,865       7,094
                                     ==========  ==========  ==========
% (warmer) colder
  than 20-year average                    (9.1)      (16.4)        1.0
                                     ==========  ==========  ==========

  The increase in firm sales volumes in 1999 was driven by colder weather during the heating season in 1999 compared to 1998. However, the weather in 1999 was warmer than the 20-year average. During the year, transportation volumes increased, compared to the same period in 1998, mainly because more customers purchased gas from sources other than Wisconsin Gas and transported the volumes over the Wisconsin Gas distribution system.

  In 1999, non-regulated energy operating revenues increased $6.7 million, or 13%, to $59.6 million from $52.9 million in 1998. This increase in non-regulated energy revenues was due to improved operations from FieldTech and increased gas sales volumes at WICOR Energy Services. The WES gas supply strategy is to match purchase commitments with customer requirements so that the Company is not exposed to significant commodity price risk.

  Operating and maintenance expenses increased $3.8 million, or 4%, in 1999, compared with the prior year. The increase reflects the impact of an annualized $7.5 million charge relating to PSCW-approved additional uncollectible accounts receivable expense, which became effective November 1, 1998. The increase during the year was partially offset by lower benefit expenses at Wisconsin Gas due to changes in various benefit plans and favorable plan experience.

  Depreciation expense in 1999, increased by $2.1 million, or 6%, compared with 1998 due to increases in depreciable plant balances. Depreciation expense in 2000 is expected to increase due to planned capital investments.

  Taxes, other than income taxes decreased by $1.2 million, or 13%, to $7.9 million due to lower gross receipts tax for Wisconsin Gas. Gross receipt taxes are based on the previous year's operating revenues.

  Other income decreased by $1.8 million in 1999 compared to 1998. During 1999, the Company recorded gains in connection with weather derivative agreements of $0.4 million compared with $1.2 million in 1998. The Company entered into the weather derivative agreements to partially mitigate the risk that warmer than average weather has on Energy Group earnings. No such derivative agreements have been entered into for the 1999-2000 heating season. Other income in 1998 was positively impacted by a $1.2 million pretax gain associated with the sales of non-utility property.

  During 1999, the Company's Energy Group recorded $3.3 million of expenses (approximately $0.9 per share after tax) relating to the proposed merger with Wisconsin Energy.

Energy Group - 1998 Compared with 1997
--------------------------------------
  Energy Group net earnings declined by $7.8 million, or 26%, in 1998 as compared with 1997. During 1998, heating degree days were 17% lower than 1997 and 16% lower than the 20-year average. This decline in heating degree days negatively impacted Wisconsin Gas margins from heating customers. The lower gas margins were driven by unseasonably warm weather in the first quarter, combined with extremely mild weather in November and early December. Net earnings were positively affected by a gain from a weather derivatives agreement, revenues derived from the GCIM and gains realized on the sale of non-utility land.

  The decrease in firm sales volumes in 1998 was caused principally by the extremely mild heating season, lower average use per customer and firm customers switching from sales to transportation service. Transportation volumes increased mainly because more customers purchased gas from sources other than Wisconsin Gas and transported volumes through the Wisconsin Gas distribution system. During 1998, Wisconsin Gas realized $3.8 million of margin under a GCIM. In August 1998, Wisconsin Gas raised its rates $7.5 million on an annual basis. This rate increase offset increased operating expenses.

  Non-regulated energy operating revenues in 1998 decreased to $52.9 million from $59.5 million in 1997. This decrease in non-regulated energy revenues consisted largely of decreased gas sales volumes and lower prices.

  Total operating and maintenance expenses of $100.1 million for 1998 were $1.7 million lower than the prior year. The decrease resulted primarily from lower labor and benefit expenses and weather related spending reductions at Wisconsin Gas.

  Depreciation and amortization expense for 1998 increased by $1.9 million, or 6%, compared with 1997, due to additions to depreciable plant balances.

  Interest expense in 1998 increased $0.2 million compared to 1997. The increase reflects slightly higher average borrowing levels offset partially by lower interest rates.

  Other income, net of expenses, increased by $3.0 million in 1998 compared to 1997. Other income was positively impacted by a $1.2 million gain relating to a weather derivatives agreement and $1.2 million in gains realized on the sales of non-utility property.

  Income tax expense decreased $5.3 million in 1998 compared to 1997, reflecting lower pre-tax income. The effective income tax rate remained relatively unchanged between 1998 and 1997.

Manufacturing Group - 1999 Compared with 1998
---------------------------------------------
  Manufacturing Group net revenues increased 10% to a record $511.0 million in 1999, surpassing 1998 sales of $462.7 million. Net earnings grew by 24% compared to last year, setting a new record of $29.6 million during 1999.

  Financial data regarding the Manufacturing Group is set forth in the table below.

MILLIONS OF DOLLARS                          1999        1998        1997
                                          ----------  ----------  ----------
Revenues
  Domestic                                $ 372,622   $ 323,243   $ 281,019
  International                             138,398     139,451     143,760
                                          ----------  ----------  ----------
                                            511,020     462,694     424,779
Cost of sales                               357,704     329,248     307,160
                                          ----------  ----------  ----------
Gross profit                                153,316     133,446     117,619
Operating expenses                          101,789      91,980      82,576
                                          ----------  ----------  ----------
Operating income                             51,527      41,466      35,043
Interest expense                              4,106       4,422       5,138
Other (income), net                            (163)       (324)       (691)
                                          ----------  ----------  ----------
Income before income taxes                   47,584      37,368      30,596
Income taxes                                 17,945      13,529      10,516
                                         ----------  ----------  ----------
Net earnings                              $  29,639   $  23,839   $  20,080
                                          ==========  ==========  ==========

  In 1999, domestic manufacturing sales increased by 15% to $372.6 million as compared with 1998. Aggregate shipments within the filtration, pool/spa, water systems, industrial and the RV-marine markets in North America were up from last year due primarily to customer base growth, new product market penetration, and generally favorable economic and weather conditions in the United States. During 1999, the Company completed five acquisitions, within the Manufacturing Group, with post acquisition sales of $19.8 million (See
Note 3 of Notes to Consolidated Financial Statements). The Company's consolidated financial statements include the operating results of the acquired companies from the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not significant.

  International sales of $138.4 million represented a decrease of 1% compared to 1998. The decrease in International sales was due primarily to greater competition in the European water systems market. International sales accounted for 27% of total manufacturing net sales in 1999 as compared with 30% in 1998.

  Gross profit margins improved to 30% in 1999, as compared to 29% in the previous year. The improvement in operating margins is directly correlated to ongoing cost improvement programs and productivity gains in manufacturing processes.

  Operating expenses for 1999 increased $9.8 million, or 11%, compared to last year, but remained at 20% as a percentage of net sales. The operating expense increase relative to 1998 was attributable to higher support spending for product line acquisitions, market introductions of new products, and customer development.

  Interest expense in 1999 decreased $0.3 million, or 7%, compared to 1998. The decrease was a result of lower average borrowing levels to fund working capital requirements and lower interest rates.

  Income tax expense increased $4.4 million in 1999 compared to 1998 due to higher pre-tax income. The effective income tax rate remained relatively unchanged between 1999 and 1998.



Manufacturing Group - 1998 Compared with 1997
---------------------------------------------
  The Manufacturing Group net sales increased 9% to a record $462.7 million during 1998, outpacing sales of $424.8 million in 1997. In addition, net earnings increased 18% to a record $23.8 million during the year.

  Domestic manufacturing sales in 1998 increased by 15% to $323.2 million as compared with 1997. Overall shipments within the water systems, pool/spa, filtration, industrial and the food and beverage markets in North America were up from last year due mainly to customer growth and new product introductions.

  International sales of $139.5 million decreased by 3% compared to 1997. International sales were negatively impacted by currency translation related to the strengthening U.S. dollar and continued weakness in the Asian economy. International sales accounted for 30% and 34% of total manufacturing net sales in 1998 and 1997, respectively.

  Gross profit margins improved to 29% in 1998, as compared to 28% in the previous year, due primarily to improved manufacturing productivity. Operating expenses, as a percentage of sales, increased slightly compared to 1997. Operating expenses in total increased by $9.4 million, or 11%, due in part to the impact of higher support spending for acquisitions, introductions of new products and customer development.

  Interest expense in 1998 decreased $0.7 million, or 14%, compared to 1997. The decrease reflects lower borrowing levels to fund working capital requirements and lower interest rates.

  Income tax expense increased $3.1 million in 1998 compared to 1997, reflecting higher pre-tax income. The effective income tax rate remained relatively unchanged between 1998 and 1997.

New Accounting Standards
------------------------
  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities (SFAS No. 133)". In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantially modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantially modified after December 31, 1998.

  The fair value of our freestanding held or issued derivatives is presented in Note 1(j) to the financial statements included herein, "Derivative Financial Instruments". SFAS 133 would require that those derivative instruments be recognized in our balance sheet as assets or liabilities at their fair value. The Company has not yet quantified the other effects of adopting SFAS 133 on our financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.



Effects of Changing Prices
--------------------------
  In management's opinion, changes in the rate of inflation have not had a significant effect on WICOR's income over the past three years. Inflationary increases in recent years have been recovered through productivity improvements and/or product price increases. The Company continues to monitor the impact of inflation in order to minimize its effects in future years through pricing strategies, productivity improvements and cost reductions.

  Wisconsin Gas rates are set under an alternative method of rate making (see "Management's Discussion and Analysis of Results 0f Operations and Financial Condition - Regulatory Matters"). After reviewing the impact of the margin rate cap and other factors, management believes that Wisconsin Gas's productivity improvements have offset the impact of inflationary cost increases.

Liquidity and Capital Resources
-------------------------------
  Cash flows from operations during 1999 decreased slightly from the comparable period in 1998. Due to the seasonal nature of the energy business, accrued revenues, accounts receivable and accounts payable amounts are higher in the heating season as compared with the summer months. Cash flows from operations exceeded capital expenditures and dividend requirements in both 1999 and 1998, however, the Company incurred net borrowings to finance the 1999 acquisitions.

  The Company has access to outside capital markets and has been able to generate funds internally and externally to meet its investment needs. WICOR's ability to attract the necessary financial capital at reasonable terms is critical to the Company's overall strategic plan. Acquisitions and investments have been initially financed with short-term debt and later permanently funded with various long-term debt securities or common equity, depending on market conditions. Working capital was $99.8 million at the end of 1999 compared to $109.5 million and $77.0 million at the end of 1998 and 1997, respectively. The Company's current ratio at December 31 was 1.3, 1.4 and 1.2 in 1999, 1998 and 1997, respectively.

  The Company believes that cash provided from operating activities over the next three years will satisfy normal ongoing cash requirements. The Company may need external capital for the Guardian Pipeline project, financing acquisitions and scheduled debt retirement.

Investment Activities
---------------------
  Consolidated capital expenditures in 1999 increased by $5.5 million, or 11%, compared to 1998. Consolidated capital expenditures are expected to increase modestly in 2000 and are expected to be funded from operations. Consolidated capital expenditures in 1998 decreased slightly to $49.3 million compared to 1997.

  During 1999, WICOR and its subsidiaries consummated six acquisitions with a total cost of approximately $50 million using a combination of cash and the issuance of short-term notes. Five of the acquisitions were pump, fluid processing and filtration equipment companies. The sixth acquisition was a small municipal water utility. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated financial statements of the Company from their respective acquisition dates.

  On March 10, 1999, the Company announced the formation of a joint venture, Guardian Pipeline, L.L.C., to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin (Guardian Pipeline). Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project. On November 30, 1999, Guardian Pipeline filed an application with the Federal Energy Regulatory Commission (FERC) to construct, place in service and operate the pipeline.

  The Guardian Pipeline will consist of approximately 150 miles of 36-inch pipe and related compression equipment and will be designed to carry about 750,000 Dekatherms per day of gas. The total cost of the project, which requires FERC approval, is approximately $234 million. The joint venture intends to finance this project using $75 million of capital contributions from the three co-owners and issuing long-term debt for the balance of the construction costs. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $54 million to connect its distribution system to the Guardian Pipeline. The construction of the lateral will require PSCW approval. On November 30, 1999, Wisconsin Gas filed an application with the PSCW to construct, place in service and operate the lateral.

  The Guardian Pipeline, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area. Wisconsin Gas expects to fund the lateral project using long-term debt financing.

  In 1998, the PSCW approved an increase in the amount the Company may invest in nonutility businesses. The new investment limitation permits nonutility investments to constitute up to 60% of the Company's total capitalization. Under these new restrictions, the amount available to WICOR for future nonutility investment at December 31, 1999 is $346.5 million. (See Note 7 of Notes to Consolidated Financial Statements.)

Financing Activities
--------------------
  In November 1998, Wisconsin Gas used its existing lines of credit to issue commercial paper, the proceeds of which were used to redeem, at par, $40 million of 7.5% Notes due in 1998. In January 1999, Wisconsin Gas issued $50 million of 5.5% Notes due in 2009, to replace the commercial paper.

  The Company's ratio of long-term debt to capitalization was 32% in 1999 and 1998 and 28% in 1997. The utility's embedded cost of long-term debt was 6.4%, 6.9% and 7.1% for the years ended December 31, 1999, 1998 and 1997, respectively.

  WICOR raised its dividend on common stock by 2.3% in both 1999 and 1998 and by 2.4% in 1997. The current annual dividend rate is $0.90 per share. At December 31, 1999, the Company had $151.1 million of unrestricted retained earnings available for dividend payments to shareholders.

  The WICOR Plan, established in 1992, allows investors to purchase WICOR common stock directly and through dividend reinvestment without paying fees or service charges. Since February 1, 1995, share requirements for the WICOR Plan have been met through open market purchases of WICOR common stock.

  As described in Note 7 of Notes to Consolidated Financial Statements, a 1993 PSCW rate order retained certain limitations with respect to equity levels of and dividend payments by Wisconsin Gas. Restrictions imposed by the PSCW are not expected to have any material effect on WICOR's ability to meet its cash obligations.

  Wisconsin Gas's ratio of pre-tax earnings to fixed charges increased to 4.2 in 1999 from 3.8 in 1998, as a result of increased net earnings.

  Access to capital markets at a reasonable cost is determined in large part by credit quality. Moody's Investors Service and Standard and Poor's Corporation reaffirmed the rating of Wisconsin Gas' long-term debt at Aa2 and AA-, respectively. These rating actions follow the June 28, 1999 announcement that Wisconsin Energy will acquire WICOR for approximately $1.3 billion.
These ratings provide a high degree of flexibility in obtaining funds on competitive terms and reflect the views of such organizations. An explanation of the significance of these ratings may be obtained from each agency. Such ratings are not a recommendation to buy, sell or hold securities, but rather an indication of creditworthiness.

  The Company and its subsidiaries maintain lines of credit worldwide. The Company's primary domestic line of credit is a $115 million unsecured revolving credit facility with several banks which expires August 6, 2002. Financial covenants under these facilities include leverage and interest coverage ratios. In addition, the Company arranges domestic seasonal lines of credit to support its commercial paper borrowing program. The Company also has arranged lines of credit from foreign lenders which allow it to borrow in the applicable local currency. These lines of credit total $24.0 million and are concentrated in Australia, Canada and Italy. The Company's lines of credit generally provide borrowing at the bank reference rate or better, which varies depending on the country where the funds are borrowed. The Company was in compliance with all financial covenants at December 31, 1999. Wisconsin Gas and WICOR Industries finance working capital needs by issuing commercial paper in the open market. Commercial paper outstanding, on a consolidated basis, at December 31, 1999 and 1998 was $142.9 million and $158.7 million, respectively.

  The Company believes that it has adequate capacity to fund its operations for the foreseeable future through its borrowing arrangements and internally generated cash.

Regulatory Matters
------------------
  Wisconsin Gas is subject to the jurisdiction of the PSCW as to various phases of its operations, including rates, customer service and issuance of securities.

  Wisconsin Gas complies with the provisions of Statement of Financial Accounting Standards (SFAS No. 71) "Accounting for the Effects of Certain Types of Regulation," which provides that rate-regulated public utilities such as Wisconsin Gas record certain costs and credits allowed in the ratemaking process in different periods than would be required for unregulated businesses. In the event Wisconsin Gas determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts Wisconsin Gas's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. SFAS 71 continues to be applicable to Wisconsin Gas in that its rates are approved by a third party regulator and are designed to recover its cost of service. Wisconsin Gas believes its current cost-based rates are competitive in the open market.

  Wisconsin Gas rates are set within the framework of the Productivity-based Alternative Ratemaking Mechanism (PARM), which was established in 1994 and has been extended through October 31, 2001. Under PARM Wisconsin Gas has the ability to raise or lower margin rates within a specified range on a quarterly basis. In 1997, 1996 and 1995, Wisconsin Gas reduced its base rates by $1.5 million, $3.0 million and $4.5 million on an annualized basis, respectively. Effective August 1, 1998, Wisconsin Gas increased its base rates by $7.5 million on an annualized basis. With this increase, Wisconsin Gas's rates recover $1.5 million per year less than the maximum amount allowed by the PSCW's rate order. The rate increase has offset increased operating costs. The PARM has certain criteria that allow it to be reopened at any time for significant deterioration in safety, failures to meet conservation goals, significant changes in interest rates and "extraordinary items." To date, none of the criteria has been triggered.

  Wisconsin Gas' rates traditionally contained clauses providing for periodic rate adjustments, with PSCW approval, to reflect changes in purchased gas costs, including the recovery of transition costs passed through by pipeline suppliers.

  Interstate pipeline companies have been allowed to pass through to local gas distributors various costs incurred in the transition to FERC Order No. 636. The PSCW has authorized the recovery through rates of costs that have been passed through to Wisconsin Gas. Although complete assurance cannot be given, it is believed that any additional future transition costs incurred by Wisconsin Gas will also be recoverable from its customers.

  The PSCW approved a gas cost incentive mechanism (GCIM) which became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1.5% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1.5% and 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas acquisition activities and transportation costs. PSCW rules mandate that utilities within a holding company use a uniform gas cost recovery mechanism. Under the proposed merger, Wisconsin Gas may need to make changes to its GCIM.

  The PSCW has instituted generic proceedings to consider how its regulation of gas distribution utilities should change to reflect the changing competitive environment in the natural gas industry. To date, the PSCW has made a policy decision to deregulate the sale of natural gas in customer segments with workably competitive market choices. It has also adopted standards for transactions between a utility and its gas marketing affiliates. The PSCW has established working groups to study and make recommendations on major deregulation issues. These working groups are scheduled to complete their work at various times through the year 2000. Presumably, the PSCW will use the work group reports as the basis for recommendations to the state legislature. The impact of these proceedings on Wisconsin Gas's future operations is uncertain at this time.

  On November 1, 1996, with PSCW approval, Wisconsin Gas began a one-year pilot supplier choice program for firm gas customers located in a small geographic area of the Company's service territory. The program was modified and extended for the 1998-99 and 1999-2000 program years. The Company intends to file with the PSCW to further modify and extend the program for the 2000-01 program year, and expects to continue the program from year to year until it is superseded by a generic PSCW order or state legislative mandate. The pilot program was designed to test market acceptance of supplier choice, the interest of third-party marketers in serving firm markets, including residential, and Wisconsin Gas's capabilities to administer transportation-only services. WICOR Energy Services is one of the gas suppliers participating in the pilot program. It is unclear how long it will take for customer choice to become available in Wisconsin, and it is unknown what the impacts of customer choice may be on the Company.

Environmental Matters
---------------------
  Wisconsin Gas has identified two previously owned manufactured gas plant sites where it is responsible for environmental remediation. Remediation at one site was completed during the third quarter of 1999. Wisconsin Gas is currently evaluating potential remedial options at the second site and anticipates that the costs incurred in the remediation effort will be recoverable from insurers or through rates and will not have a material adverse effect on the Company's liquidity or results of operations.

  The manufacturing segment has provided reserves sufficient to cover its estimated costs related to known contamination associated with its manufacturing facilities.

  For additional disclosure regarding environmental matters, see Note 8 of Notes to Consolidated Financial Statements.

Year 2000 Date Conversion
-------------------------
  The Company developed a formal plan to ensure that its significant date-sensitive computer software and hardware systems (Information Technology) and other equipment utilized in its various activities (Operating Equipment) were Year 2000 compliant and operational on a timely basis. The plan addressed all of the Company's locations throughout the world, and included a review of computer applications that connect elements of the Company's business directly to its customers and suppliers. The plan also included an assessment process to determine if the Company's significant customers and suppliers were Year 2000 compliant.

  The Company's plan to resolve issues relating to Year 2000 conversion included four major phases - assessment, remediation, testing, and implementation. To assist the Company in reaching Year 2000 compliance, the Company retained third party consultants. The Company completed the assessment phase of its plan for all of its significant Information Technology and Operating Equipment that it believes could be affected by the Year 2000 conversion. Based upon its assessment, the Company concluded that it would be necessary to reprogram and/or replace certain of its Information Technology. The Company also determined that certain of its Operating Equipment would also require modification to ensure it remains operational.

  Substantially all of the Company's Information Technology applications and Operating Equipment were compliant at December 31, 1999. During the transition weekend of December 31, 1999, through January 3, 2000, the Company had personnel on-site to monitor its gas distribution network and manufacturing operations and to verify that the Company's computer systems did not experience any Year 2000 impacts. The Company did not experience any failures that resulted in the loss of gas service to its customers, manufacturing problems or problems that posed any safety-related issues to the public or its employees.

  With respect to operations that involve third parties, the Company made inquiries of its significant customers and suppliers regarding Year 2000 issues facing these third parties that would materially impact the Company's operations. The Company did not experience any Year 2000 failures from its significant customers or suppliers.

  The Company will continue to monitor the readiness status of its systems during 2000 for other potential date related failures.

  The Company developed contingency plans addressing Year 2000 concerns in mission critical areas of the Company, and for other areas as deemed practicable and advisable by the Company. The Company also developed a Year 2000 event plan that outlined the staffing requirements and the system verification procedures that were utilized during the transition weekend. The plan included a Command and Control Center that was managed by one of the Company's senior executives. Personnel in the center monitored the system verification activities and coordinated the communication of the Company's status to state regulatory agencies, the American Gas Association and the media.

  In an effort to reduce risk from staff shortages, the Company established a policy which limited employee vacations during December 1999 and January 2000. The policy provided for certain exceptions and reserved the right for management to determine final work or vacation schedules based on the needs of the Company's business and customers.

  During the past three years, the Company spent approximately $5.1 million for Year 2000 remediation. Total costs associated with Year 2000 readiness did not significantly impact WICOR's financial position or results of operations.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  WICOR Energy Services Company utilizes gas futures contracts to manage commodity price risk associated with firm customer sales commitments. Unrealized gains or losses on these instruments are deferred and recognized in earnings in the period the sales occur. Substantially all of the futures contracts expire prior to December 31, 2000. The notional amount of these contracts is not significant to the Company.

  The Company manages foreign currency market risk through the use of a variety of financial and derivative instruments. The Company uses forward exchange contracts and other activities to hedge the U.S. dollar value resulting from anticipated foreign currency transactions. The notional amount of these contracts is not significant to the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of WICOR, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of WICOR, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, common equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of WICOR, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WICOR, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Milwaukee, Wisconsin,
January 24, 2000.

                                 WICOR, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                          YEARS ENDED DECEMBER 31,
                  IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                  1999        1998        1997
                                               ----------  ----------  ----------
Operating Revenues
Energy                                         $ 499,093   $ 481,489   $ 596,262
Manufacturing                                    511,020     462,694     424,779
                                               ----------  ----------  ----------
                                               1,010,113     944,183   1,021,041
                                               ----------  ----------  ----------
Operating Costs and Expenses
Cost of gas sold                                 297,222     295,601     394,101
Manufacturing cost of sales                      357,704     329,248     307,160
Operations and maintenance                       204,290     190,674     182,976
Depreciation and amortization                     37,091      35,038      33,173
Taxes, other than income taxes                     7,852       9,039       9,602
                                               ----------  ----------  ----------
                                                 904,159     859,600     927,012
                                               ----------  ----------  ----------
Operating Income                                 105,954      84,583      94,029
                                               ----------  ----------  ----------
Interest expense                                 (16,555)    (16,746)    (17,404)
Other income, net                                  1,711       3,706       1,222
Merger costs                                      (3,300)          -           -
                                               ----------  ----------  ----------
Income before income taxes                        87,810      71,543      77,847
Income tax provision                              33,977      26,048      28,324
                                               ----------  ----------  ----------
Net earnings                                   $  53,833   $  45,495   $  49,523
                                               ==========  ==========  ==========

Per Share of Common Stock
Basic earnings                                 $    1.43   $    1.22   $    1.34
Diluted earnings                               $    1.42   $    1.21   $    1.33
Cash dividends paid                            $    0.89   $    0.87   $    0.85
Average common shares outstanding                 37,523      37,311      36,950
Average diluted shares outstanding                37,973      37,608      37,239


The accompanying notes are an integral part of these statements.

                                WICOR, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                       --------------------------
THOUSANDS OF DOLLARS                                       1999          1998
                                                       ------------  ------------
ASSETS
Current Assets
Cash and cash equivalents                              $    12,859   $    13,383
Accounts receivable, less allowance for doubtful
  accounts of $13,166 and $12,511, respectively            152,127       137,321
Accrued revenues                                            50,462        47,483
Manufacturing inventories                                   89,963        86,312
Gas in storage                                              42,754        36,919
Deferred income taxes                                       19,902        17,195
Prepayments and other                                       18,514        15,542
                                                       ------------  ------------
                                                           386,581       354,155
                                                       ------------  ------------
Property, Plant and Equipment, at cost
Energy                                                     865,822       829,286
Manufacturing                                              162,887       153,381
                                                       ------------  ------------
                                                         1,028,709       982,667
Less accumulated depreciation and amortization             565,641       535,002
                                                       ------------  ------------
                                                           463,068       447,665
                                                       ------------  ------------
Deferred Charges and Other
Goodwill                                                    93,928        67,552
Regulatory assets                                           51,686        59,319
Prepaid pension costs                                       58,833        50,011
Other                                                       35,827        36,494
                                                       ------------  ------------
                                                           240,274       213,376
                                                       ------------  ------------
                                                       $ 1,089,923   $ 1,015,196
                                                       ============  ============

                                   WICOR, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                             DECEMBER 31,
                                                       --------------------------
THOUSANDS OF DOLLARS                                       1999          1998
                                                       ------------  ------------
LIABILITIES AND CAPITALIZATION
Current Liabilities
Short-term borrowings                                  $   116,602   $   107,653
Current portion of long-term debt                           11,017         3,528
Accounts payable                                            78,258        70,000
Refundable gas costs                                        24,043        18,570
Accrued payroll and benefits                                25,799        20,490
Accrued taxes                                                5,786         7,885
Other                                                       25,288        16,526
                                                       ------------  ------------
                                                           286,793       244,652
                                                       ------------  ------------

Deferred Credits and Other Liabilities
Postretirement benefit obligation                           53,864        60,627
Regulatory liabilities                                      27,742        32,153
Deferred income taxes                                       55,650        49,065
Accrued environmental remediation costs                      3,372        11,215
Unamortized investment tax credit                            5,909         6,357
Other                                                       17,483        19,217
                                                       ------------  ------------
                                                           164,020       178,634
                                                       ------------  ------------

Commitments and Contingencies (Note 8)

Capitalization (See accompanying statement)
Long-term debt                                             205,444       188,470
Redeemable preferred stock                                       -             -
Common equity                                              433,666       403,440
                                                       ------------  ------------
                                                           639,110       591,910
                                                       ------------  ------------
                                                       $ 1,089,923   $ 1,015,196
                                                       ============  ============

The accompanying notes are an integral part of these statements.

                                     WICOR, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31,

THOUSANDS OF DOLLARS                                    1999        1998        1997
                                                     ----------  ----------  ----------
Operations
Net earnings                                         $  53,833   $  45,495   $  49,523
Adjustments to reconcile net earnings to net
 cash flow from operating activities:
  Depreciation and amortization                         57,682      54,531      53,740
  Deferred income taxes                                  3,878       9,425       4,530
  Net pension and other postretirement
    benefit income                                     (10,713)     (6,955)     (1,725)
     Changes in:
      Accounts receivable                              (12,320)     14,292       2,046
      Manufacturing inventories                          8,317      (2,881)     (7,463)
      Gas in storage                                    (5,835)      4,968      (8,424)
      Accounts payable                                   4,436      (5,033)    (25,975)
      Refundable gas costs                               5,473      (6,206)     (6,769)
      Accrued taxes                                     (2,099)     (1,039)      8,561
      Other                                             (7,854)     (9,597)    (18,720)
                                                     ----------  ----------  ----------
   Cash provided by operating activities                94,798      97,000      49,324
                                                     ----------  ----------  ----------
Investment Activities
Capital expenditures                                   (54,729)    (49,279)    (51,572)
Proceeds from sale of assets                                40       1,762       3,362
Acquisitions                                           (40,995)     (7,288)     (2,065)
Other, net                                                 146         301         293
                                                     ----------  ----------  ----------
   Cash used in investing activities                   (95,538)    (54,504)    (49,982)
                                                     ----------  ----------  ----------
Financing Activities
Change in short-term borrowings                           (974)    (14,284)      6,115
Issuance of long-term debt                              27,600      52,828      27,000
Reduction of long-term debt                             (3,097)    (50,368)    (11,157)
Issuance of common stock                                 9,277       2,878       2,684
Dividends paid on common stock                         (33,394)    (32,461)    (31,397)
Other                                                      804         484         439
                                                     ----------  ----------  ----------
   Cash provided by (used in) financing activities         216     (40,923)     (6,316)
                                                     ----------  ----------  ----------
Change in Cash and Cash Equivalents                       (524)      1,573      (6,974)
Cash and cash equivalents at beginning of year          13,383      11,810      18,784
                                                     ----------  ----------  ----------
Cash and Cash Equivalents at End of Year             $  12,859   $  13,383   $  11,810
                                                     ==========  ==========  ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
  Income taxes, net of refunds                       $  33,924   $  17,847   $  17,315
  Interest                                           $  13,849   $  16,590   $  16,352

The accompanying notes are an integral part of these statements.

                                WICOR, INC.
                CONSOLIDATED STATEMENTS OF CAPITALIZATION
[CAPTION]

THOUSANDS OF DOLLARS,                                            DECEMBER 31,
                                                           ----------------------
                                                              1999        1998
                                                           ----------  ----------
Long-Term Debt
Wisconsin Gas:
  6.375% Notes due 2005                                    $  65,000   $  65,000
  5.5% Notes due 2009                                         50,000           -
  6.6% Notes due 2013                                         45,000      45,000
  Commercial paper (See Note 6 of Notes to the
    Consolidated Financial Statements)                             -      50,000
  First mortgage bonds
    Adjustable rate series 8.1% due 1999                           -       2,000
WICOR Industries, Inc.:
  Commercial paper/foreign bank loans
    under multi-year credit agreements                        53,175      43,677
  Securities loan agreement, 11.75% due
    semi-annually through 2000 (includes
    unamortized bond premium of $286
    and $550, respectively)                                    6,486       6,750
  First mortgage notes, adjustable rate, 4.3% due
    semi-annually through 2009                                 5,255       3,256
  Other                                                        2,469       1,346
ESOP loan guarantee                                            2,007       2,807
Unamortized (discount), net                                   (1,756)     (1,161)
                                                           ----------  ----------
                                                             227,636     218,675
Less:
  Commercial paper included in short-term borrowings          11,175      26,677
  Current maturities of long-term debt                        11,017       3,528
                                                           ----------  ----------
Long-term debt                                               205,444     188,470
                                                           ----------  ----------
Redeemable Preferred Stock
WICOR:
  $1.00 par value; authorized 1,500,000 shares                     -           -
Wisconsin Gas:
  Without par value, cumulative;
    authorized 1,500,000 shares                                    -           -
                                                           ----------  ----------
                                                                   -           -
                                                           ----------  ----------
Common Equity
Common stock, $1.00 par value, authorized
  120,000,000 shares; outstanding 37,819,000
  and 37,359,000 shares, respectively                         37,819      37,359
Other paid-in capital                                        225,638     216,821
Retained earnings                                            181,376     160,937
Accumulated other comprehensive income                        (8,220)     (7,905)
Unearned compensation                                         (2,947)     (3,772)
                                                           ----------  ----------
                                                             433,666     403,440
                                                           ----------  ----------
Total Capitalization                                       $ 639,110   $ 591,910
                                                           ==========  ==========

The accompanying notes are an integral part of these statements

                                   WICOR, INC.
                    CONSOLIDATED STATEMENTS OF COMMON EQUITY
[CAPTION]

                                                                 Accumulated
                                             Other                  Other
                                  Common    Paid-in   Retained  Comprehensive   Unearned
THOUSANDS OF DOLLARS               Stock    Capital   Earnings      Income    Compensation
                                 --------- --------- ---------- ------------- ------------
Balance December 31, 1996        $ 18,407  $224,041  $ 129,777  $       (604) $    (5,122)
Net earnings                            -         -     49,523             -            -
Other comprehensive income:
 Foreign currency translation           -         -          -        (4,375)           -
 Minimum pension liability              -         -          -          (398)           -
                                 --------- --------- ---------- ------------- ------------
Comprehensive income                    -         -     49,523        (4,773)           -
                                 --------- --------- ---------- ------------- ------------
Issued in connection with em-
 ployee benefit plans and other       194     8,661          -             -            -
Dividends on common stock               -         -    (31,397)            -            -
ESOP loan payments                      -         -          -             -          800
Issuance of restricted stock            -         -          -             -         (145)
Amortization and forfeiture
 of restricted stock                    -         -          -             -          258
                                 --------- --------- ---------- ------------- ------------
Balance December 31, 1997          18,601   232,702    147,903        (5,377)      (4,209)
                                 --------- --------- ---------- ------------- ------------
Net earnings                            -         -     45,495             -            -
Other comprehensive income:
 Foreign currency translation           -         -          -        (1,405)           -
 Minimum pension liability              -         -          -        (1,123)           -
                                 --------- --------- ---------- ------------- ------------
Comprehensive income                    -         -     45,495        (2,528)           -
                                 --------- --------- ---------- ------------- ------------
Issued in connection with em-
 ployee benefit plans and other        96     2,781          -             -            -
Two-for-one common stock split     18,662   (18,662)         -             -            -
Dividends on common stock               -         -    (32,461)            -            -
ESOP loan payments                      -         -          -             -          800
Issuance of restricted stock            -         -          -             -         (884)
Amortization and forfeiture
 of restricted stock                    -         -          -             -          521
                                 --------- --------- ---------- ------------- ------------
Balance December 31, 1998          37,359   216,821    160,937        (7,905)      (3,772)
                                 --------- --------- ---------- ------------- ------------

                                   WICOR, INC.
                    CONSOLIDATED STATEMENTS OF COMMON EQUITY
                                   (Continued)
[CAPTION]

                                                                 Accumulated
                                             Other                  Other
                                  Common    Paid-in   Retained  Comprehensive   Unearned
THOUSANDS OF DOLLARS               Stock    Capital   Earnings      Income    Compensation
                                 --------- --------- ---------- ------------- ------------
Balance December 31, 1998          37,359   216,821    160,937        (7,905)      (3,772)
                                 --------- --------- ---------- ------------- ------------
Net earnings                            -         -     53,833             -            -
Other comprehensive income:
 Foreign currency translation           -         -          -        (1,398)           -
 Minimum pension liability              -         -          -         1,083            -
                                 --------- --------- ---------- ------------- ------------
Comprehensive income                    -         -     53,833          (315)           -
                                 --------- --------- ---------- ------------- ------------
Issued in connection with em-
 ployee benefit plans and other       460     8,817          -             -            -
Dividends on common stock               -         -    (33,394)            -            -
ESOP loan payments                      -         -          -             -          800
Issuance of restricted stock            -         -          -             -       (1,056)
Amortization and forfeiture
 of restricted stock                    -         -          -             -        1,081
                                 --------- --------- ---------- ------------- ------------
Balance December 31, 1999        $ 37,819  $225,638  $ 181,376  $     (8,220) $    (2,947)
                                 ========= ========= ========== ============= ============

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1    Accounting Policies
-----------------------------
A Principles of Consolidation. The consolidated financial statements include the accounts of WICOR, Inc., and its wholly-owned subsidiaries: Wisconsin Gas, WICOR Energy Services Company (WES), FieldTech and WICOR Industries, Inc. (WICOR Industries), an intermediate holding company for various manufacturing subsidiaries. Intercompany transactions and accounts are eliminated in consolidation.

B Business. The Company is a diversified holding company with two principal business groups: energy services and pump manufacturing. Energy services consists primarily of natural gas distribution through Wisconsin Gas, the oldest and largest natural gas distribution utility in Wisconsin. Wisconsin Gas is subject to regulation by the Public Service Commission of Wisconsin
(PSCW) and gives recognition to ratemaking policies substantially in accordance with the FERC System of Accounts. At December 31, 1999, Wisconsin Gas served approximately 538,000 customers in 529 communities. The Energy Group accounted for 49% and 51% of the Company's 1999 operating revenues and operating income, respectively. Through its subsidiary, WICOR Industries, the Company engages in the manufacture and sale of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids. The Company's products are used primarily in water system, pool and spa, agriculture, filtration, RV/marine and beverage/food service applications. The Company markets its manufactured products in over 100 countries.

C Gas Distribution Revenues and Purchased Gas Costs. Utility billings are rendered on a cycle basis. Revenues include estimated amounts accrued for service provided but not yet billed.

  Wisconsin Gas's rate schedules contain provisions which permit, subject to the sharing mechanism discussed below, the recovery of actual purchased gas costs incurred. The difference between actual gas costs incurred (adjusted for the sharing mechanism) and costs recovered through rates is deferred as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year and any residual balance at the annual October 31 reconciliation date is subsequently refunded to or recovered from customers.

  A Gas Cost Incentive Mechanism (GCIM) approved by the PSCW in October 1997 became effective on November 1, 1997, for each of the three years ending October 31, 1998, 1999 and 2000. Under the GCIM, Wisconsin Gas's gas commodity and capacity costs are compared to monthly benchmarks. If, at the end of each GCIM year, such costs deviate by more than 1.5% from the benchmark cost of gas, the utility shares such excess or reduced costs on a 50-50 basis with customers. The sharing mechanism applies only to costs between 1.5% and 4% above or below the benchmark. The GCIM provides an opportunity for Wisconsin Gas's earnings to increase or decrease as a result of gas and capacity acquisition activities. Reduced gas costs under the GCIM have been shared between the Company and its customers.

D Income taxes. The Company files a consolidated Federal income tax return and allocates Federal current tax expense or credits to each domestic subsidiary based on its respective separate tax computation. For Wisconsin Gas, investment tax credits are amortized to income over the applicable service lives of the related properties consistent with regulatory treatment.

E Earnings per common share. Basic earnings per common share has been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of common shares outstanding, including the dilutive effects of stock options.

F  Inventories.

ENERGY - Substantially all gas in storage inventory is priced using the weighted average method of accounting.

MANUFACTURING - Approximately 70% and 61% of manufacturing inventories, in 1999 and 1998, respectively, are priced using the last-in, first-out (LIFO) method (not in excess of market), with the remaining inventories priced using the first-in, first-out (FIFO) method. If the FIFO method had been used exclusively, manufacturing inventories would have been $7.3 million and $7.7 million higher at December 31, 1999 and 1998, respectively.

G  Plant and Depreciation.   Gas distribution property, plant and equipment is
stated at original cost, including overhead allocations. Upon ordinary retirement of utility plant assets, original cost plus cost of removal, net of salvage, is charged to accumulated depreciation, and no gain or loss is recognized.

  The depreciation of Wisconsin Gas's assets is computed using straight-line rates over estimated useful lives and considers estimated removal costs and salvage value. These rates have been consistently used for ratemaking purposes. The composite rates were 4.4% for 1999 and 1998 and 4.3% for 1997.

  Depreciation of manufacturing property is calculated under the straight-line method over the estimated useful lives of the assets (3 to 10 years for equipment and 30 years for buildings) and is primarily included in cost of sales.

H Regulatory Accounting. Wisconsin Gas accounts for its regulated operations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement sets forth the application of generally accepted accounting principles to those companies whose rates are determined by an independent third-party regulator. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

  The amounts recorded as regulatory assets and regulatory liabilities in the Consolidated Balance Sheet at December 31 are as follows:

THOUSANDS OF DOLLARS
                                                      1999        1998
                                                   ----------  ----------
Regulatory assets:
Postretirement benefit costs (Note 10)             $  33,941   $  36,720
Deferred uncollectible expenses                       15,364      19,960
Income tax-related amounts due from customers          1,941       2,295
Other                                                    440         344
                                                   ----------  ----------
                                                   $  51,686   $  59,319
                                                   ==========  ==========
Regulatory liabilities:
Income tax-related amounts due to customers        $  16,293   $  18,058
Unrecognized pension income (Note 10)                  8,078      10,929
Other                                                  3,371       3,166
                                                   ----------  ----------
                                                   $  27,742   $  32,153
                                                   ==========  ==========

  Wisconsin Gas is precluded from discontinuing service to residential customers within its service area during the heating season. Any differences between doubtful account provisions based on actual experience and provisions allowed for ratemaking purposes by the PSCW are deferred and recovered in future rates.

I Cash Flows. Cash equivalents consist of highly liquid investments which are readily convertible into cash and have maturities of three months or less. Due to the short maturity of these instruments, market value approximates cost.

  The Company, through an agent, purchases common stock in the open market for shareholders who elected to reinvest their dividends in common stock.

J Derivative Financial Instruments. The Company uses derivative financial instruments to manage commodity risks associated with the price of natural gas and to manage foreign exchange risks. The Company's policy prohibits the use of derivative financial instruments for trading purposes.

  Wisconsin Gas has a commodity risk management program that has been approved by the PSCW. This program allows Wisconsin Gas to utilize call and put option contracts to reduce market risk associated with fluctuations in the price of natural gas purchases and gas in storage. Under this program, Wisconsin Gas has the ability to hedge up to 50% of its planned gas deliveries for the heating season. The PSCW has also allowed Wisconsin Gas to hedge gas purchased for storage during non-heating months. The cost of the call and put option contracts, as well as gains or losses realized under the contracts do not affect net income as they are fully recovered under the purchased gas adjustment clause. In addition, under the GCIM, Wisconsin Gas uses derivative financial instruments to reduce the cost of gas. The cost of these financial instruments, as well as any gains or losses on the contracts are subject to the GCIM sharing mechanism. As of December 31, 1999, Wisconsin Gas had put options covering approximately 34% of the volumes of gas in storage, and call options covering 27% of the expected natural gas purchases for the remainder of the 1999-2000 heating season

  WES utilizes gas futures contracts to manage commodity price risk associated with firm customer sales commitments. Unrealized gains or losses on these instruments are deferred and recognized in earnings in the period the sales occurs. As of December 31, 1999, WES had natural gas futures contracts with a notional value of $8.6 million. Approximately 64% of the futures contracts expire in 2000.

  Certain manufacturing subsidiaries use foreign exchange futures and forward contracts to hedge foreign exchange exposure resulting from international purchases or sales of products. Gains and losses from open contracts are deferred until recognized as part of the transaction. These contracts were not material.

  During 1998 and 1997, WICOR entered into weather derivative agreements to hedge a portion of the impact weather has on Energy Group earnings. Under the agreements, payments were made or received when the heating degree days during the heating season fell outside a specific range. The payments were limited to a maximum of $2.0 million per year. At December 31, 1998, the fair value of the agreement entered into for the 1998-1999 heating season was not significant. During 1999 and 1998, the Company recorded income of $0.4 million and $1.2 million, respectively, in connection with the agreements entered into for the 1998-1999 and 1997-1998 heating seasons. WICOR did not enter into a weather derivative agreement for the 1999-2000 heating season.

K Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

L Reclassifications. Certain prior year financial statement amounts have been reclassified to conform to their current year presentation.


Note 2   Proposed Merger with Wisconsin Energy Corporation
----------------------------------------------------------
  WICOR and Wisconsin Energy Corporation (WEC)entered into an Agreement and Plan of Merger, dated as of June 27, 1999, as amended (the Merger Agreement), providing for a strategic business combination of WICOR and WEC through a merger of WICOR and a wholly-owned subsidiary of WEC (the Merger).

  Subject to the terms of the Merger Agreement, at the time of the Merger, each outstanding share of WICOR common stock, par value $1.00 per share (WICOR common stock) (together with the associated common stock purchase rights issued pursuant to WICOR's Rights Agreement) will be converted into the right to receive cash, common stock, par value $.01 per share, of WEC (WEC common stock), or a combination of cash and shares of WEC common stock (the Merger consideration) having a value of $31.50 per share of WICOR common stock. In the event the closing of the Merger occurs after July 1, 2000, the $31.50 value per share will be increased by an amount equivalent to six percent per annum daily simple interest for each day after July 1, 2000 through the closing date. Prior to the closing date, WEC will select the percentage of the Merger consideration to be paid in WEC common stock, which may be not less than 40% or more than 60%. The balance of the Merger consideration will be paid in cash. The exchange ratio for each share of WICOR common stock converted into WEC common stock will be determined by dividing $31.50 (as adjusted if the closing occurs after July 1, 2000) by the average of the closing prices of the WEC common stock on the New York Stock Exchange for the 10 trading days ending with the fifth trading day prior to the closing date (the average WEC price). If the average WEC price is less than $22.00 per share, WEC may elect to pay the entire Merger consideration in cash. As of January 24, 2000, the closing price of WEC common stock was $20.3125. Each WICOR shareholder will be entitled to elect to receive cash, WEC common stock or a combination thereof, subject to proration if the cash or stock elections exceed the maximum amounts permitted. Cash will be paid in lieu of any fractional shares of WEC common stock which holders of WICOR common stock would otherwise receive.

  Consummation of the Merger is subject to satisfaction of certain closing conditions set forth in the Merger Agreement, including approval by the shareholders of WICOR and WEC, approval by the Public Service Commission of Wisconsin (PSCW), approval by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, and expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement was approved by the shareholders of both WICOR and WEC on October 27, 1999. The PSCW approved WEC's application to acquire WICOR on January 20, 2000The federal regulatory approval process is expected to be completed in the second quarter of 2000.

  The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, to the extent that shares of WICOR common stock are exchanged for shares of WEC common stock, and will be accounted for as a purchase transaction. The Merger Agreement provides that if the Merger Agreement is terminated under certain circumstances and WICOR enters into a competing transaction with another party within 21 months after the termination, WICOR will pay a termination fee of $25 million to WEC. The Merger Agreement may be terminated if the Merger has not occurred on or before July 1, 2000. However, the deadline is automatically extended to January 1, 2001, if required governmental approvals have not been obtained.

  The accompanying financial statements do not reflect any adjustments which may occur in the future as a result of the proposed Merger with Wisconsin Energy.

Note 3    Mergers and Acquisitions
----------------------------------
  During 1999, WICOR and its subsidiaries completed six acquisitions. The aggregate purchase price for these transactions was approximately $50 million and was financed using cash and short-term notes. Five of the acquisitions were pump, fluid processing and filtration equipment companies. The sixth acquisition was a small municipal water utility.

  During 1998, WICOR and its subsidiaries acquired a small municipal water utility, made an additional equity investment in an Italian subsidiary and entered into a joint venture arrangement with an existing Chinese pump manufacturer. Total funds invested as a result of these activities amounted to $7.3 million during 1998.

  Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated financial statements from their respective acquisition dates. The excess of the purchase price over the estimated fair value of net assets acquired was approximately $29 million and $3 million in 1999 and 1998, respectively. These amounts have been recorded as goodwill and are being amortized over periods ranging up to 40 years.

Note 4    Income Taxes
----------------------
  The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------
THOUSANDS OF DOLLARS                    1999            1998              1997
                                 ----------------  ----------------  ----------------
Statutory U.S. tax rates         $ 30,734   35.0%  $ 25,064   35.0%  $ 27,327   35.0%
Non-deductible merger costs         1,155    1.3          -      -          -      -
State income taxes, net             3,799    4.3      3,151    4.4      3,383    4.3
Other, net                         (1,711)  (1.9)    (2,167)  (3.0)    (2,386)  (3.0)
                                 ----------------  ----------------  ----------------
Effective Tax Rates              $ 33,977   38.7%  $ 26,048   36.4%  $ 28,324   36.3%
                                 ================  ================  ================

The current and deferred components of income tax expense for each of the years ended December 31 are as follows:

THOUSANDS OF DOLLARS                      1999        1998        1997
                                       ----------  ----------  ----------
Current
Federal                                $  24,107   $  15,960   $  19,229
State                                      5,043       3,640       4,146
Foreign                                    2,650       1,432         808
                                       ----------  ----------  ----------
    Total Current                         31,800      21,032      24,183
                                       ----------  ----------  ----------
Deferred
Federal                                      274       3,698       1,836
State                                        770       1,262         926
Foreign                                    1,133          56       1,379
                                       ----------  ----------  ----------
    Total Deferred                         2,177       5,016       4,141
                                       ----------  ----------  ----------
Total Provision                        $  33,977   $  26,048   $  28,324
                                       ==========  ==========  ==========

  The components of deferred income tax classified as current assets and long-term liabilities at December 31 are as follows:

THOUSANDS OF DOLLARS                                  1999        1998
                                                   ----------  ----------
Current deferred income tax assets
Recoverable gas costs                              $   5,987   $   7,176
Deferred compensation                                  3,774       3,246
Inventory                                              2,115       2,398
Uncollectible account expense                          2,077      (2,488)
Product related/warranty                               1,464       1,123
Other                                                  4,485       5,740
                                                   ----------  ----------
                                                   $  19,902   $  17,195
                                                   ==========  ==========
Long-term deferred income tax liabilities
Property related                                   $  49,621   $  49,427
Pension benefits                                      19,378      14,798
Systems development costs                              3,452       5,178
Investment tax credit                                 (3,909)     (4,205)
Postretirement benefits                               (6,467)     (8,064)
Deferred compensation                                 (4,020)     (4,019)
Environmental                                         (1,313)     (3,180)
Other                                                 (1,092)       (870)
                                                   ----------  ----------
                                                   $  55,650   $  49,065
                                                   ==========  ==========


Note 5    Short-term Borrowings and Lines of Credit
---------------------------------------------------
  As of December 31, 1999 and 1998, the Company had total unsecured lines of credit available from banks of $244.0 million and $266.6 million, respectively. These borrowing arrangements may require the maintenance of average compensating balances, which are generally satisfied by balances maintained for normal business operations, and may be withdrawn at any time.

  Financial covenants under the Company's five-year $115 million credit facilities, which expire in August, 2002, include leverage and interest coverage ratios.

  The components of short-term borrowings at December 31 are as follows:

THOUSANDS OF DOLLARS                         1999        1998
                                          ----------  ----------
Notes payable to banks
  Domestic subsidiaries                   $  10,280   $       -
  Foreign subsidiaries                        5,388      15,976
Commercial paper - Domestic                 100,934      91,677
                                          ----------  ----------
                                          $ 116,602   $ 107,653
                                          ==========  ==========

  Weighted average interest rates on debt outstanding at end of year:

THOUSANDS OF DOLLARS                         1999        1998
                                          ----------  ----------
Notes payable to banks
  Domestic subsidiaries                         6.0%          -
  Foreign subsidiaries                          4.9%        4.6%
Commercial paper - U.S.                         6.2%        5.7%
Highest month-end balance                 $ 116,602   $ 107,653
Average month-end balance                 $  60,336   $  63,480


Note 6    Long-term Debt
------------------------
  In January 1999, Wisconsin Gas issued $50 million of 5.5% Unsecured Notes due 2009. The proceeds of this offering were used in part to reduce commercial paper issued in November 1998, in connection with the maturity of $40 million of 7.5% Notes of Wisconsin Gas.

  Maturities and sinking fund requirements during the succeeding five years on all long-term debt total $11.0 million, $0.6 million, $42.6 million, $0.6 million and $0.6 million in 2000, 2001, 2002, 2003 and 2004, respectively.


Note 7    Restrictions
----------------------
  During 1998, the PSCW approved an increase in the amount the Company may invest in nonutility businesses. The new investment limitation permits nonutility investments to constitute up to 60% of the Company's total capitalization. The PSCW also found that the utility does not have to be WICOR's predominant business. The PSCW conditioned the change on the utility maintaining at least a single A bond rating and its continued compliance with the customer service and safety standards included in the PARM order. Failure to comply with these conditions could trigger a reopening of the investment limitation. Under the new investment limitation, the amount available for future nonutility investments at December 31, 1999, was $346.5 million.

  The PSCW has established a 13-month average equity ratio range of 43% to 50% for Wisconsin Gas and also requires Wisconsin Gas to request PSCW approval prior to the payment of dividends on its common stock to the Company if the payment would reduce its common equity (net assets) below 43% of total capitalization (including short-term debt). Under this requirement, $38.3 million of Wisconsin Gas's net assets at December 31, 1999, plus future earnings, were available for such dividends without PSCW approval. In addition, the PSCW must also approve any dividends in excess of $16 million for any 12-month period beginning November 1 if such dividends would reduce Wisconsin Gas's 13-month average equity below 48.43% of its total capitalization. Wisconsin Gas paid $6.5 million in dividends in November 1999 and expects to pay $26.0 million in dividends for the 12 months ending October 2000. At December 31, 1999, Wisconsin Gas's equity ratio was 52.3%.

  Combined restricted common equity of the Company's subsidiaries totaled $282.3 million under the most restrictive provisions as of December 31, 1999; accordingly, $151.1 million of consolidated retained earnings is available for payment of dividends.

Note 8    Commitments and Contingencies
---------------------------------------
A Gas Supply. Wisconsin Gas has agreements for firm pipeline and storage capacity that expire at various dates through 2008. The aggregate amount of required payments under such agreements totals approximately $389.0 million, with annual required payments of $98.4 million in 2000, $93.7 million in 2001, $86.9 million in 2002, $71.6 million in 2003 and $9.6 million in 2004. Wisconsin Gas's total payments for firm pipeline and storage capacity prior to recovery from sales of excess capacity were $108.4 million in 1999, $113.9 million in 1998 and $126.6 million in 1997. The purchased gas adjustment provisions of Wisconsin Gas's rate schedules permit the recovery of gas costs from its customers subject to the GCIM sharing mechanism.

  The FERC has allowed ANR Pipeline Company (ANR) to recover capacity and "above market" supply costs associated with quantities purchased from Dakota Gasification Company (Dakota) under a long-term contract expiring in year 2009. Consistent with guidelines set forth in Order No. 636, ANR has allocated 90% of Dakota costs to firm transportation service. Based on its contracted quantities with ANR, Wisconsin Gas is currently paying approximately $100,000 per month of Dakota costs. Transition costs billed to Wisconsin Gas are being recovered from customers under the purchased gas provisions within its rate schedules.

B Capital Expenditures. Certain commitments have been made in connection with 2000 capital expenditures. The Energy Group's capital expenditures for 2000 are estimated at $51.4 million. The Manufacturing Group's capital expenditures for 2000 are estimated at $24.2 million.

  During 1999, the Company announced its participation in the formation of a joint venture to construct the Guardian interstate natural gas pipeline from the Chicago market hub near Joliet, Illinois to southeastern Wisconsin. Subsidiaries of CMS Energy, a Dearborn, Michigan based international energy company, and Northern States Power Company, a Minneapolis based diversified energy company, are the sponsors of the project with WICOR. The three partners will have equal ownership interests in the project.

  The total cost of the project, which requires FERC approval, is approximately $230 million. The joint venture intends to finance this project using $75 million of capital contributions from the three co-owners and issuing long-term debt for the balance of construction costs. The pipeline is scheduled to be in service by November 1, 2002. Wisconsin Gas has committed to purchase 650,000 Dekatherms per day of capacity on the pipeline and will construct a 35-mile lateral at a cost of approximately $54 million to connect its distribution system to the Guardian Pipeline. The Company expects to finance this lateral project using long-term debt.

  The Guardian Pipeline, if approved by FERC and placed in service, is expected to increase the availability and reliability of gas transportation service in Northern Illinois and southeastern Wisconsin as well as introduce or increase competition among pipelines serving the area.

C Environmental Matters. Wisconsin Gas has identified two previously owned sites on which it operated manufactured gas plants. Such plants ceased operations prior to the mid-1950's. Environmental remediation work for one of the sites was completed during the third quarter of 1999. Wisconsin Gas is evaluating potential remedial options at the second site. Wisconsin Gas has established a reserve of approximately $2.1 million at December 31, 1999, to cover the remediation and maintenance costs of the remaining site.

  The Company's manufacturing subsidiaries are involved in various environmental matters, including matters in which the subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). The Company has established reserves for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles.

  The Company periodically reviews its reserves for such remediation costs as evidence becomes available indicating that its remediation liability has changed. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

D Other. The Company is party to various legal proceedings arising in the ordinary course of business which are not expected to have a material effect on the Company's financial position or results of operations.


Note 9    Common Stock and Other Paid-in Capital
------------------------------------------------
  The Company's articles of incorporation authorize 120,000,000 shares of common stock of which 37,819,408 shares and 37,359,413 shares were outstanding at December 31, 1999 and 1998, respectively. Common stock totaling 7,521,747 shares is reserved for issuance under the Company's dividend reinvestment, stock option and incentive savings plans. In addition 22,670,578 shares are reserved pursuant to the Company's shareholder rights agreement, as amended. WICOR has waived its rights under the plan as it relates to the proposed Merger with Wisconsin Energy.

  Under the terms of the shareholder rights agreement, each outstanding share of common stock has attributed thereto one common share purchase right. Under certain circumstances, each right entitles the shareholder to purchase one-half of one common share at an exercise price of $75 per full share (equivalent to $37.50 for each one-half share), subject to adjustment. The rights are not exercisable until 10 business days after a person or group announces a tender offer or exchange offer which would result in their acquiring ownership of 20% or more of the Company's outstanding common stock, or after a person or group acquires at least 20% of the Company's outstanding common shares. Under certain circumstances, including the existence of a 20% acquiring party, each holder of a right, other than the acquiring party, will have the right to purchase at the exercise price WICOR common stock having a value of two times the exercise price. If, after 20% or more of the outstanding shares of WICOR common stock is acquired by a person or group and the Company is then acquired by that person or group, rights holders would be entitled to purchase shares of common stock of the acquiring person or group having a market value of two times the exercise price of the rights. The WICOR board of directors is authorized to reduce the 20% threshold, referred to above, to not less than 10%. The rights do not have any voting rights and may be redeemed at a price of $0.001 per right. The rights expire on August 29, 2009, subject to extension.


Note 10    Benefit Plans
------------------------
A Pension and other Postretirement Benefit Plans. The Company provides defined benefit pension and postretirement benefit plans to certain employees. Under the Merger Agreement, the Company's existing pension and other postretirement benefit plans or plans substantially comparable in the aggregate will be maintained for the benefit of Company employees or former employees for at least one year following completion of the Merger

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, at December 31, 1999 and 1998.
[CAPTION]

                                                                OTHER POSTRETIREMENT
                                            PENSION BENEFITS          BENEFITS
                                         ---------------------  ---------------------
THOUSANDS OF DOLLARS                        1999       1998        1999       1998
                                         ---------- ----------  ---------- ----------
Change in benefit obligation
Benefit obligation at January 1          $ 198,629  $ 181,018   $  78,300  $ 105,863
Service cost                                 4,302      4,014         601      1,176
Interest cost                               12,676     12,782       4,474      5,822
Amendments and settlements                     124       (943)     (5,491)   (14,382)
Actuarial (gain) loss                      (26,504)    15,733      (9,677)   (15,913)
Benefits paid                              (16,674)   (13,975)     (3,876)    (4,266)
                                         ---------- ----------  ---------- ----------
Benefit obligation at December 31          172,553    198,629      64,331     78,300
                                         ---------- ----------  ---------- ----------
Change in plan assets
Fair value of plan assets at January 1     275,405    273,871      58,451     54,958
Actual return on plan assets                49,501     14,804       8,994      2,732
Employer contributions                           -          -       1,919      3,948
Benefits paid from plan assets             (15,905)   (13,270)     (2,118)    (3,187)
                                         ---------- ----------  ---------- ----------
Fair value of plan
  assets at December 31                    309,001    275,405      67,246     58,451
                                         ---------- ----------  ---------- ----------

Funded status of the plans                 136,448     76,776       2,915    (19,849)
Unrecognized net actuarial (gain)          (80,054)   (26,734)    (28,203)   (16,223)
Unrecognized prior service
  cost (benefit)                             2,531      2,762     (29,752)   (26,474)
Unrecognized net transition
  (asset) liability                         (7,577)    (9,253)      1,176      1,919
                                         ---------- ----------  ---------- ----------
Net amount recognized                    $  51,348  $  43,551   $ (53,864) $ (60,627)
                                         ========== ==========  ========== ==========
Amounts recognized in the
    Consolidated Balance Sheets
Prepaid benefit cost                     $  58,833  $  50,011   $       -  $       -
Accrued benefit liability                   (7,485)    (6,460)    (53,864)   (60,627)
Additional minimum liability                (2,395)    (3,474)          -          -
Accumulated other comprehensive income       2,395      3,474           -          -
                                         ---------- ----------  ---------- ----------
Net amount recognized                    $  51,348  $  43,551   $ (53,864) $ (60,627)
                                         ========== ==========  ========== ==========
Assumptions as of December 31
Discount rate (weighted average)              7.50%      6.50%       7.50%      6.50%
Expected return on plan assets                9.00%      9.00%       9.00%      9.00%
Rate of compensation increase                 4.50%      4.50%       4.50%      4.50%


Net pension (income) costs and other postretirement benefit costs for each of the years ended December 31, include the following components:

                                                              OTHER POSTRETIREMENT
                                    PENSION BENEFITS                BENEFITS
                               --------------------------  --------------------------
THOUSANDS OF DOLLARS             1999     1998     1997      1999     1998     1997
                               -------- -------- --------  -------- -------- --------
Service costs                  $ 4,304  $ 4,014  $ 4,042   $   601  $ 1,176  $ 2,102
Interest costs on projected
  benefit obligations           12,678   12,782   12,742     4,474    5,822    6,731
Expected (return) on assets    (22,625) (21,443) (19,884)   (5,246)  (5,168)  (4,053)
Amortization of:
  Transition obligation (asset) (1,694)  (1,693)  (1,693)        -        -        -
  Prior service cost (gain)        251      195      389    (2,212)  (1,384)    (957)
  Actuarial loss (gain)            107      (40)    (352)   (1,278)  (1,143)    (719)
                               -------- -------- --------  -------- -------- --------
                                (6,979)  (6,185)  (4,756)   (3,661)    (697)   3,104
Amortization of regulatory
  (liability) asset             (2,851)  (2,851)  (2,851)    2,778    2,778    2,778
                               -------- -------- --------  -------- -------- --------
Net benefit (income) expense   $(9,830) $(9,036) $(7,607)  $  (883) $ 2,081  $ 5,882
                               ======== ======== ========  ======== ======== ========

Pension plans
-------------
Employer contributions and funding policies are consistent with funding requirements of Federal law and regulations. Commencing November 1, 1992, Wisconsin Gas pension costs or credits have been calculated in accordance with SFAS 87 and are recoverable from customers. Prior to this date, pension costs were recoverable in rates as funded. The cumulative difference between the amounts funded and the amounts based on SFAS 87 through November 1, 1992, is recorded as a regulatory liability and is being amortized as a reduction of pension expense over an eight-year period effective November 1, 1994.

Postretirement health care and life insurance
---------------------------------------------
In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees when they reach normal retirement age while working for the Company. Wisconsin Gas funds the accrual annually based on the maximum tax deductible amount. Commencing January 1, 1992, Wisconsin Gas postretirement benefit costs have been calculated in accordance with SFAS 106 and are recoverable from customers. The cumulative difference between the amounts funded and the amounts based on SFAS 106 through January 1, 1992, is recorded as a regulatory asset and is being amortized over a twenty-year period effective January 1, 1992.

The postretirement benefit cost components for 1999 were calculated assuming health care cost trend rates ranging up to 10% for 2000 and decreasing to 5% in 2004. An increase of one percentage point in the assumed health care cost trend rate in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999, by $3.0 million and the aggregate of the service and interest cost components of postretirement expense by $0.2 million. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit obligation by $1.8 million and the aggregate of the service and interest cost components of postretirement expense by $0.2 million.

  Plan assets are primarily invested in equities and fixed income securities.

B Retirement Savings Plans. Certain of the Company's operating subsidiaries maintain various employee savings plans, which provide employees a mechanism to contribute amounts up to 16% of their compensation for the year. Company matching contributions may be made for up to 5% of eligible compensation including 1% for the Employee Stock Ownership Plan (ESOP). Total contributions were valued at $2.3 million in 1999, $1.9 million in 1998 and $1.8 million in 1997.

C Employee Stock Ownership Plan. In November 1991, WICOR established an ESOP covering non-union employees of Wisconsin Gas. The ESOP funds employee benefits of up to 1% of compensation with Company common stock distributed through the ESOP. The ESOP used the proceeds from a $10 million, adjustable rate loan (6.5% interest rate at December 31, 1999), guaranteed by WICOR, to purchase 862,532 shares of WICOR common stock. The Company has extended the adjustable rate loan, with similar terms, until May 31, 2002. The unpaid balance ($2.0 million) is shown as long-term debt with a like amount of unearned compensation reported as a reduction of common equity on the Company's balance sheet.

  The ESOP trustee is repaying the loan with dividends on shares of the Company's common stock held in the ESOP and with Wisconsin Gas contributions to the ESOP. As of December 31, 1999, the value of the unallocated shares of stock exceeded the loan balance by $3.6 million.

  On November 22, 1999 Wisconsin Gas Company filed a request for determination with respect to termination of the ESOP as called for in the Merger Agreement. The WICOR common stock held by the plan will be exchanged for cash or shares of Wisconsin Energy common stock, or both, on the same terms as for other WICOR shareholders. The cash or Wisconsin Energy common stock received by the plan will then be distributed to the participants of the plan.

D Stock Option Plans and Restricted Stock. The Company has a total of 145 employees participating in one or more of its common stock option plans. All options were granted at prices not less than the fair market value on the date of grant and expire no later than eleven years from the date of grant.

  Under the Merger Agreement, at the effective time of the Merger, each outstanding option to purchase shares of WICOR common stock and each outstanding WICOR equity-based award or account will be assumed by Wisconsin Energy and converted into an award or account of Wisconsin Energy or an option to purchase shares of Wisconsin Energy common stock on terms adjusted to reflect the terms of the Merger. However, all options granted on or before June 27, 1999 (the date of the Merger Agreement), will automatically become fully vested when the Merger becomes effective.

[CAPTION]

                                 1999                1998                1997
                          ------------------- ------------------- -------------------
                                     WTD AVG             WTD AVG             WTD AVG
THOUSANDS OF DOLLARS        SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                          ---------- -------- ---------- -------- ---------- --------
Outstanding at January 1  2,561,563  $ 17.70  1,959,716  $ 15.22  1,560,298  $ 13.38
  Granted                   537,800  $ 19.47    744,200  $ 23.61    538,400  $ 19.75
  Exercised                (440,727) $ 13.62   (120,749) $ 13.23   (137,382) $ 12.11
  Canceled                  (57,442) $ 20.89    (21,604) $ 21.13     (1,600) $ 15.66
                          ----------          ----------          ----------
Outstanding at 12/31      2,601,194  $ 18.69  2,561,563  $ 17.70  1,959,716  $ 15.22
                          ==========          ==========          ==========

Exercisable at 12/31      1,486,292  $ 16.73  1,423,174  $ 14.30  1,246,550  $ 13.54
                          ==========          ==========          ==========
Available for future
  grant at year-end       1,019,926           1,437,984             347,980
                          ==========          ==========          ==========

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. The Black-Scholes option-pricing model was used with the following assumptions for 1999, 1998 and 1997, respectively: dividend yields of 4.5%, 3.6% and 4.8%, risk-free interest rates of 4.7%, 5.3% and 5.1%, expected volatility of 19.3%, 15.1% and 15.9%, and an expected option life of 5.64 years for all periods. The weighted average fair value of options granted in 1999, 1998 and 1997 was $2.79, $3.59 and $4.22 per share, respectively. Had compensation cost for the Company's 1999, 1998 and 1997 grants for stock-based compensation plans been determined consistent with SFAS 123 "Accounting for Stock Based Compensation", the Company's net income and diluted earnings per common share would have been reduced to the pro forma amounts indicated below:

                                            1999        1998        1997
                                         ----------  ----------  ----------
Net earnings:
  As reported                            $  53,833   $  45,495   $  49,523
  Pro forma                              $  52,750   $  44,594   $  49,167
Diluted earnings per common share
  As reported                            $    1.42   $    1.21   $    1.33
  Pro forma                              $    1.39   $    1.19   $    1.32

  Under the Company's 1994 Long-Term Performance Plan (1994 Plan), awards covering up to 3,490,000 shares of common stock may be granted to certain key employees as compensation. The types of awards that may be granted under the 1994 Plan include incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock.

  Awards of restricted stock subject to performance vesting criteria have been granted under the 1994 Plan. These awards will vest only if the Company achieves certain financial goals over a three-year performance period beginning in the year of grant. Recipients of restricted stock awards are not required to provide consideration to the Company other than rendering service and have the right to vote the shares and the right to receive dividends thereon. Restricted shares that are forfeited revert to the Company at no cost.

  As of December 31, 1999, a total of 154,449 restricted shares were issued but not yet vested. Initially, the total market value of the shares is treated as unearned compensation and is charged to expense over the vesting periods. For both restricted stock and performance option shares, adjustments are made to expense for changes in market value and progress towards achievement of financial goals. All options granted on or before June 27, 1999 (the date of the Merger Agreement), will automatically become fully vested when the Merger becomes effective and the restrictions applicable to awards of restricted stock made on or before June 27, 1999, will terminate. The unrestricted stock will be converted into cash, shares of WEC common stock, or both, in the Merger.

Note 11    QUARTERLY FINANCIAL DATA (UNAUDITED)
-----------------------------------------------
  Because seasonal factors significantly affect the Company's operations (particularly at Wisconsin Gas), the following data may not be comparable between quarters:

[CAPTION]

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                      QUARTERS:
                                     ---------------------------------------------
                                       First       Second      Third       Fourth
                                     ----------  ----------  ----------  ----------
1999
----
Operating revenues                   $ 304,241   $ 225,332   $ 196,956   $ 283,584
Operating income                     $  50,092   $  15,178   $   5,961   $  34,723
Earnings available for
    common stock                     $  28,866   $   5,992   $     642   $  18,333
Basic earnings per common share      $    0.77   $    0.16   $    0.02   $    0.49
Diluted earnings per common share    $    0.77   $    0.16   $    0.02   $    0.48

1998
----
Operating revenues                   $ 303,327   $ 219,879   $ 172,746   $ 248,231
Operating income                     $  42,985   $  13,904   $     797   $  26,897
Earnings (loss) available
    for common stock                 $  24,963   $   6,024   $  (1,211)  $  15,719
Basic earnings (loss) per
    common share                     $    0.67   $    0.16   $   (0.03)  $    0.42
Diluted earnings (loss)
    per common share                 $    0.66   $    0.16   $   (0.03)  $    0.42

  Quarterly earnings per share may not total to the amounts reported for the year since the computation is based on weighted average common shares outstanding during each quarter.


Note 12    Fair Value of Financial Instruments
----------------------------------------------
  The carrying value of cash and cash equivalents, accounts receivable and short-term borrowings approximates fair value due to the short-term maturities of these instruments.

  The fair value of the Company's long-term debt is estimated based on the market prices of quoted market prices of U.S. Treasury issues having a similar term to maturity, adjusted for the Company's bond rating and present value of future cash flows.

  Because Wisconsin Gas operates in a regulated environment, shareholders probably would not be affected by realization of gains or losses on extinguishment of its outstanding fixed-rate debt. Realized gains would be refunded to and losses would be recovered from customers through gas rates. Likewise, any gains or losses on gas commodity instruments used by Wisconsin Gas are refunded to or recovered from customers under the GCIM.

  The estimated fair value of WICOR's financial instruments at December 31, is as follows:

                                       1999                     1998
                            ------------------------  ------------------------
                              CARRYING      FAIR        CARRYING      FAIR
THOUSANDS OF DOLLARS           AMOUNT       VALUE        AMOUNT       VALUE
                            ------------ -----------  ------------ -----------
Cash and cash equivalents   $    12,859  $   12,859   $    13,383  $   13,383
Accounts receivable         $   152,127  $  152,127   $   137,321  $  137,321
Short-term debt             $   116,602  $  116,602   $   107,653  $  107,633
Long-term debt              $   205,444  $  196,098   $   188,470  $  192,412


Note 13    Business Segment Information
---------------------------------------
  The Company is a diversified holding company with two principal business segments: an Energy Group responsible for natural gas distribution and related services, and a Manufacturing Group responsible for the manufacture of pumps and processing equipment used to pump, control, transfer, hold and filter water and other fluids.

  The Company's reportable segments are managed separately because each business requires different technology and marketing strategies. The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income from continuing operations. Intersegment sales and transfers are not significant.

  Information regarding products and services and geographic areas are not presented as they are not included in measures that are reviewed by the Company.

  Summarized financial information concerning the Company's reportable segments is shown in the following table. The other category includes the results of the parent company only and non-regulated energy operations involved in energy and risk management services, automated meter reading and other related services. Other Energy net earnings in 1999 include $3.3 million of merger related costs.

[CAPTION]

                                          ENERGY
                           ---------------------------------
THOUSANDS OF DOLLARS        REGULATED    OTHER      TOTAL     MANUFACTURING  CONSOLIDATED
                           ----------- --------- -----------  -------------  ------------
1999
----
Revenues                   $  439,477  $ 59,616  $  499,093   $    511,020   $ 1,010,113
Depreciation
  and amortization         $   42,291  $    110  $   42,401   $     15,281   $    57,682
Net earnings (loss)        $   26,434  $ (2,240) $   24,194   $     29,639   $    53,833
Total assets               $  672,225  $ 16,451  $  688,676   $    401,247   $ 1,089,923
Capital expenditures       $   42,970  $    196  $   43,166   $     11,563   $    54,729

1998
----
Revenues                   $  428,562  $ 52,927  $  481,489   $    462,694   $   944,183
Depreciation
  and amortization         $   40,336  $    134  $   40,470   $     14,061   $    54,531
Net earnings (loss)        $   22,668  $ (1,012) $   21,656   $     23,839   $    45,495
Total assets               $  651,492  $ 14,284  $  665,776   $    349,420   $ 1,015,196
Capital expenditures       $   34,995  $    170  $   35,165   $     14,114   $    49,279

1997
----
Revenues                   $  536,720  $ 59,542  $  596,262   $    424,779   $ 1,021,041
Depreciation
  and amortization         $   39,820  $    139  $   39,959   $     13,781   $    53,740
Net earnings               $   29,335  $    108  $   29,443   $     20,080   $    49,523
Total assets               $  683,888  $ 13,780  $  697,668   $    333,664   $ 1,031,332
Capital expenditures       $   35,017  $    131  $   35,148   $     16,424   $    51,572



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


PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in and is incorporated by reference to the Company's proxy statement for its 2000 annual meeting of shareholders to be filed with the Commission under Regulation 14A or will be filed by amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this report, as provided in General Instruction G(3)to
Form 10-K.


Item  11.  EXECUTIVE COMPENSATION

  The information required by this item will be included in and is incorporated by reference to the Company's proxy statement for its 2000 annual meeting of shareholders to be filed with the Commission under Regulation 14A or will be filed by amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this report, as provided in General Instruction G(3)to
Form 10-K.


Item  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in and is incorporated by reference to the Company's proxy statement for its 2000 annual meeting of shareholders to be filed with the Commission under Regulation 14A or will be filed by amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this report, as provided in General Instruction G(3)to
Form 10-K.


Item  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in and is incorporated by reference to the Company's proxy statement for its 2000 annual meeting of shareholders to be filed with the Commission under Regulation 14A or will be filed by amendment to this Form 10-K within 120 days after the end of the fiscal year covered by this report, as provided in General Instruction G(3)to
Form 10-K.


PART IV


Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form
10-K:

  1. All Financial Statements. The Company's consolidated balance sheets and statements of capitalization as of December 31, 1999 and 1998, and the related consolidated statements of income, common equity and cash flows for each of the three years in the period ended December 31, 1999, together with the report of independent public accountants dated January 24, 2000.



  2.  Financial statement schedules.

    Schedule I - Condensed Statements of Income, Retained Earnings and Cash
Flows (Parent Company Only) for the Years Ended December 31, 1999, 1998 and
1997; Condensed Balance Sheets (Parent Company Only) as of December 31, 1999 and 1998; Notes to Parent Company Only Financial Statements.

  Financial statement schedules other than those referred to above have been omitted as not applicable or not required.



3.  Exhibits

2.1 Agreement and Plan of Merger, dated as of June 27, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc., and CEW Acquisition, Inc.
(incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 27, 1999).

2.2 Amendment to Agreement and Plan of Merger, dated as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc., and CEW Acquisition,
Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999).

3.1 WICOR, Inc. Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated July 31, 1998).

3.2 WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated November 12, 1999).

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

4.8  Rights Agreement, dated as of July 27, 1999, between WICOR, Inc. and
ChaseMellon Shareholder Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated
November 12, 1999.)

4.9 Amendment No. 1, dated as of September 9. 1999, to Rights Agreement, dated as of July 27, 1999, between WICOR, Inc. and ChaseMellon Shareholder Services,
LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Company's
Quarterly Report on Form 10-Q dated November 12, 1999.)

4.10  Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank,
N.V., Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc.
(incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 26, 1996).

4.11 Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for 1996).

4.12 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN
AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's
Annual Report on Form 10-K for 1996).

4.13  Securities Loan Agreement, effective June 22, 1996, among Citibank, N.A.
and Sta-Rite Industries, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated July 30, 1996).

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

10.3# WICOR, Inc. 1992 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Annual Report Form 10-K for 1998).

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

10.9#  WICOR, Inc. 2000 Officers' Incentive Compensation Plan.

10.10#  Wisconsin Gas Company Supplemental Retirement Income Program
(incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1998).

10.11#  Wisconsin Gas Company 2000 Officers' Incentive Compensation Plan.

10.12# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report Form 10-K for 1992).

10.13# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (incorporated by reference to Exhibit
10.30 to the Company's Annual Report on Form 10-K for 1990).

10.14# Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader (incorporated by reference to
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 12,
1999.)

10.15#  Sta-Rite Industries, Inc. 2000 Officers' Incentive Compensation Plan.

10.16# Sta-Rite Industries, Inc. Group Travel Accident Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for
1992).

21  Subsidiaries of WICOR, Inc.

23  Consent of independent public accountants.

27  Financial Data Schedule. (EDGAR version only)

(b)   Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated October 22, 1999, reporting third quarter 1999 financial results.

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.




                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WICOR, Inc.


Date:  March 28, 2000  By       \s\       JOSEPH P. WENZLER
                                          Joseph P. Wenzler
                                     Senior Vice President and
                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                       Title                      Date
---------------------     ------------------------------------  ---------------
GEORGE E. WARDEBERG
George E. Wardeberg       Chairman, Chief Executive             March 28, 2000
                          Officer and Director
                          (Principal Executive Officer)

THOMAS F. SCHRADER
Thomas F. Schrader        President, Chief Operating            March 28, 2000
                          Officer and Director

JOSEPH P. WENZLER
Joseph P. Wenzler         Senior Vice President and             March 28, 2000
                          Chief Financial Officer
                          (Principal Financial Officer
                          and Principal Accounting Officer)

WENDELL F. BUECHE
Wendell F. Bueche         Director                              March 28, 2000

WILLIE D. DAVIS
Willie D. Davis           Director                              March 28, 2000

JERE D. MCGAFFEY
Jere D. McGaffey          Director                              March 28, 2000

DANIEL F. MCKEITHAN, JR.
Daniel F. McKeithan, Jr.  Director                              March 28, 2000

GUY A. OSBORN
Guy A. Osborn             Director                              March 28, 2000

ESSIE M. WHITELAW
Essie M. Whitelaw         Director                              March 28, 2000


                                  Schedule I - Condensed
                           Parent Company Financial Statements

                                        WICOR, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of WICOR, Inc.


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of WICOR, Inc. and have issued our report thereon dated January 24, 2000.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule I is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements.
This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
January 24, 2000.



                                    Schedule I - Condensed
                            Parent Company Financial Statements

                                          WICOR, INC.
                                     (Parent Company Only)
                                      Statement of Income

                                                           Year Ended December 31,
                                                     ----------------------------------
                                                        1999        1998        1997
                                                     ----------  ----------  ----------
                                                           (Thousands of Dollars)
Income:
  Equity in income of subsidiaries after dividends   $  21,960   $  13,343   $  19,048

  Cash dividends from subsidiaries                      34,500      32,000      30,000
  Merger costs                                          (3,300)          -           -
  Interest income and other                              1,229       1,862         747
                                                     ----------  ----------  ----------
                                                        54,389      47,205      49,795
                                                     ----------  ----------  ----------
Expenses:
  Operating (Supplemental Note C)                          375       1,769          96
  Interest                                                  25          26          36
                                                     ----------  ----------  ----------
                                                           400       1,795         132
                                                     ----------  ----------  ----------

Income Before Income Taxes                              53,989      45,410      49,663
Income Taxes                                               156         (85)        140
                                                     ----------  ----------  ----------

Net Income                                           $  53,833   $  45,495   $  49,523
                                                     ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                              Schedule I - Condensed
                         Parent Company Financial Statements (continued)
                                       WICOR, INC.
                                (Parent Company Only)
                                    Balance Sheet

                                                           As of December 31,
                                                         ----------------------
             (Thousands of Dollars)                         1999        1998
                                                         ----------  ----------
Assets
------
Current Assets:
  Cash and cash equivalents                              $     374   $      63
  Intercompany receivable, net (Supplemental Note B)        18,602      11,531
  Other                                                        402          22
                                                         ----------  ----------
                                                            19,378      11,616
                                                         ----------  ----------

Investment in Subsidiaries, at equity                      419,739     395,832
                                                         ----------  ----------

Deferred Income Taxes                                          225         142
Deferred Charges and Other                                   2,153       1,096
                                                         ----------  ----------
                                                         $ 441,495   $ 408,686
                                                         ==========  ==========
Liabilities and Capitalization
------------------------------
Current Liabilities:
  Income taxes payable                                   $   3,038   $     877
  ESOP loan guarantee (Supplemental Note D)                  2,007           -
  Other                                                      1,613         314
                                                         ----------  ----------
                                                             6,658       1,191
                                                         ----------  ----------

Deferred Credits                                             1,171       1,248
                                                         ----------  ----------
Capitalization:
  ESOP loan guarantee (Supplemental Note D)                      -       2,807
                                                         ----------  ----------
  Common equity:
    Common stock, $1 par value, authorized 120,000,000
     shares; outstanding 37,819,000 and 18,359,000
     shares, respectively                                   37,819      37,359
  Other paid-in-capital                                    225,638     216,821
  Retained earnings                                        181,376     160,937
  Accumulated other comprehensive income                    (8,220)     (7,905)
  Unearned compensation (Supplemental Note D)               (2,947)     (3,772)
                                                         ----------  ----------
    Total common equity                                    433,666     403,440
                                                         ----------  ----------
                                                         $ 441,495   $ 408,686
                                                         ==========  ==========

The accompanying notes are an integral part of these statements.

                              Schedule I - Condensed
                Parent Company Only Financial Statements (continued)

                                       WICOR, INC.
                               Statement of Cash Flows
                  Increase (Decrease) in Cash and Cash Equivalents

                                                           Year Ended December 31,
(Thousands of Dollars)                               ----------------------------------
                                                        1999        1998        1997
                                                     ----------  ----------  ----------
Operations-
  Net income                                         $  53,833   $  45,495   $  49,523
  Adjustments to reconcile net income to
   net cash flows:
    Equity in (income) losses of subsidiaries          (21,960)    (13,343)    (19,048)
    Change in deferred income taxes                        (83)          9          35
    Change in intercompany receivables                  (7,071)     (3,058)      3,539
    Change in income taxes payable                       2,161         845        (479)
    Change in other current assets                        (380)        101         (72)
    Change in other current liabilities                  1,299        (133)       (203)
    Change in other non-current assets
      and liabilities                                   (3,371)       (477)     (5,833)
                                                     ----------  ----------  ----------
                                                        24,428      29,439      27,462
                                                     ----------  ----------  ----------

Investment Activities-                                       -           -           -
                                                     ----------  ----------  ----------
Financing Activities-
  Issuance of common stock                               9,277       2,878       2,684
  Dividends paid on common stock                       (33,394)    (32,461)    (31,397)
                                                     ----------  ----------  ----------
                                                       (24,117)    (29,583)    (28,713)
                                                     ----------  ----------  ----------

Change in Cash and Cash Equivalents                        311        (144)     (1,251)
Cash and Cash Equivalents at Beginning of Year              63         207       1,458
                                                     ----------  ----------  ----------
Cash and Cash Equivalents at End of Year             $     374   $      63   $     207
                                                     ==========  ==========  ==========

Supplemental Disclosure of Cash Flow Information
Cash paid (received) during the year for:
  Interest paid                                      $      25   $      68   $      88
  Income taxes paid                                  $  (1,987)  $  (1,025)  $  (1,149)

The accompanying notes are an integral part of these statements.

                                       Schedule I - Condensed
                                Parent Company Financial Statements

                                            WICOR, INC.
                                       (Parent Company Only)
                                  Statement of Retained Earnings

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                    1999        1998        1997
                                                 ----------  ----------  ----------
                                                       (Thousands of Dollars)
Balance - Beginning of Year                      $ 160,937   $ 147,903   $ 129,777
  Add:
    Net income                                      53,833      45,495      49,523
                                                 ----------  ----------  ----------
                                                   214,770     193,398     179,300
  Deduct:
    Cash dividends on common stock                  33,394      32,461      31,397
                                                 ----------  ----------  ----------

Balance - End of Year                            $ 181,376   $ 160,937   $ 147,903
                                                 ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                           Schedule I - Condensed
             Parent Company Financial Statements (continued)

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

C. During 1999, 1998 and 1997, the parent company allocated certain administrative and operating expenses to its subsidiaries using an allocation method approved by the Public Service Commission of Wisconsin:


                                         1999         1998         1997
                                     ------------ ------------ ------------
Administrative and operating
  expenses allocated
  to subsidiaries                    $ 2,998,744  $ 3,073,597  $ 2,880,000
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

On November 22, 1999 Wisconsin Gas Company filed a request for determination with respect to termination of the ESOP as called for in the Merger Agreement. The WICOR common stock held by the plan will be exchanged for cash or shares of Wisconsin Energy common stock, or both, on the same terms as for other WICOR shareholders. The cash or Wisconsin Energy common stock received by the plan will then be distributed to the participants of the plan. Accordingly, the unpaid balance of the ESOP loan has been classified as a current liability at December 31, 1999.

                               TABLE OF CONTENTS
                                  TO EXHIBITS

2.1 Agreement and Plan of Merger, dated as of June 27, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc., and CEW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 27, 1999).

2.2 Amendment to Agreement and Plan of Merger, dated as of September 9, 1999, by and among Wisconsin Energy Corporation, WICOR, Inc., and CEW Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 9, 1999).

3.1  WICOR, Inc. Restated Articles of Incorporation, as amended
(incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q dated July 31, 1998).

3.2  WICOR, Inc. By-laws, as amended (incorporated by reference to Exhibit
3.1 to the Company's Quarterly Report on Form 10-Q dated November 12, 1999).

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

4.8 Rights Agreement, dated as of July 27, 1999, between WICOR, Inc. and ChaseMellon Shareholder Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated November 12, 1999.)

4.9 Amendment No. 1, dated as of September 9. 1999, to Rights Agreement, dated as of July 27, 1999, between WICOR, Inc. and ChaseMellon Shareholder Services, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated November 12, 1999.)

4.10 Loan Agreement, dated as of March 29, 1996, by and among ABN AMRO Bank, N.V., Wisconsin Gas Company Employees' Savings Plans Trust and WICOR, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated April 26, 1996).

4.11 Guarantee, dated as of March 29, 1996, from WICOR, Inc. to and for the benefit of ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for 1996).

4.12 First Amendment, dated as of November 27, 1996, to Loan Agreement, dated as of March 29, 1996, by and among WICOR, Inc. Master Savings Trust (formerly the Wisconsin Gas Company Employees' Savings Plans Trust), WICOR, Inc. and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for 1996).

4.13 Securities Loan Agreement, effective June 22, 1996, among Citibank, N.A. and Sta-Rite Industries, Inc. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated July 30, 1996).

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

10.3# WICOR, Inc. 1992 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company's Annual Report Form 10-K for
1998).

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

10.8# Form of Key Executive Employment and Severance Agreement between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated July 31,
1997).

10.9#*  WICOR, Inc. 2000 Officers' Incentive Compensation Plan.

10.10# Wisconsin Gas Company Supplemental Retirement Income Program (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for 1998).

10.11#*  Wisconsin Gas Company 2000 Officers' Incentive Compensation Plan.

10.12# Wisconsin Gas Company Group Travel Accident Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report Form 10-K for
1992).

10.13# Form of Deferred Compensation Agreements between Wisconsin Gas Company and certain of its executive officers (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for 1990).

10.14# Form of amendment to the Deferred Compensation Agreement between Wisconsin Gas Company and Thomas F. Schrader (incorporated by reference to
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 12, 1999.)

10.15#* Sta-Rite Industries, Inc. 2000 Officers' Incentive Compensation
Plan.

10.16# Sta-Rite Industries, Inc. Group Travel Accident Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for 1992).

21* Subsidiaries of WICOR, Inc.

23* Consent of independent public accountants.

27* Financial Data Schedule. (EDGAR version only)





* Indicates document filed herewith.

# Indicates a plan under which compensation is paid or payable to directors or executive officers of the Company.