Form 10-K405/A
period 1999-12-31
WICOR INC
filed 2000-04-28
CIK 314890

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-K/A

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

Number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2000:

             Common Stock, $1 par value          37,880,041 shares

  The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999, by restating Part III, Items 10, 11, 12 and 13 thereof in their entirety, as follows:


                                   PART III
                                   --------
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors
------------------
  The following table sets out the names, principal occupations, and business experience of the directors of the Company.

WENDELL F. BUECHE           Mr. Bueche, 69, retired as Chairman of IMC Global,
Audit and Compensation      Inc., a producer and marketer of crop nutrients in
  Committees                1998. He served as Chairman of IMC from 1997 to
Director since 1984         1998, as Chairman and Chief Executive Officer from
                            1994 to 1997, and as President and Chief Executive
                            Officer from 1993 to 1994. Mr. Bueche is a director of Marshall & Ilsley Corporation and M&I
                            Marshall & Ilsley Bank.


WILLIE D. DAVIS             Mr. Davis, 65, is President, Chief Executive
Audit (Chairman) and        Officer and a director of All Pro Broadcasting,
  Compensation Committees   Inc., which owns and operates radio stations in
Director since 1990         Los Angeles and Milwaukee.  Mr. Davis is a
                            director of Alliance Bank, Bassett Furniture
                            Industries Inc., Checkers Drive-In Restaurants,
                            Inc., The Dow Chemical Co., Johnson Controls,
                            Inc., Kmart Corp., MGM Grand Inc., Metro-Goldwyn-
                            Mayer, Inc., Sara Lee Corporation and Strong
                            Capital Management, Inc.


JERE D. McGAFFEY            Mr. McGaffey, 64, is a partner in the law firm of
Nominating (Chairman) and   Foley & Lardner.(1) He has been in practice with
  Retirement Plans          that firm since 1961 and has been a partner since
  Investment Committees     1968.  Mr. McGaffey is a director of Smith
Director since 1980         Investment Company.


DANIEL F. McKEITHAN, JR.    Mr. McKeithan, 64, is President, Chief Executive
Compensation and Retirement Officer and a director of Tamarack Petroleum
  Plans Investment          Company, Inc., an operator of producing oil and
  (Chairman)                gas wells, and is President and Chief Executive
Director since 1989         Officer of SeisTech Development, Inc., an oil and
                            gas exploration and development company. He is a director of Firstar Corporation and The Marcus
                            Corporation, and is a trustee of The Northwestern
                            Mutual Life Insurance Company.


GUY A. OSBORN               Mr. Osborn, 64, retired as Chairman of Universal
Compensation (Chairman) and Foods Corporation, an international manufacturer
  Retirement Plans Invest-  and marketer of value-added food products, in
  Ment Committees           1997.  He is a direc-tor of Fleming Companies,
Director since 1987         Inc., and is a Trustee of The Northwestern Mutual
                            Life Insurance Company.

THOMAS F. SCHRADER          Mr. Schrader, 50, is President and Chief Operating
Director since 1988         Officer of the Company and Vice Chairman of its
                            subsidiaries. He was elected to those positions in 1997 and 1998, respectively. Previously, he served as Vice President of the Company and President and Chief Executive Officer of Wisconsin
                            Gas, WICOR Energy and FieldTech from 1988 to 1997.


GEORGE E. WARDEBERG         Mr. Wardeberg, 64, is Chairman and Chief Executive
Nominating Committee        Officer of the Company and Chairman of its
Director since 1992         subsidiaries.  He was elected Chairman and Chief
                            Executive Officer of the Company in 1997.
                            Previously, he was President and Chief Executive
                            Officer of the Company from 1994 to 1997. He has held his positions with Wisconsin Gas, Sta-Rite and SHURflo since 1994; with Hypro and WICOR
                            Energy since 1995; and with FieldTech since 1996.
                            He is a director of Marshall & Ilsley Corporation,
                            M&I Marshall & Ilsley Bank, M&I Data Services, and
                            Twin Disc, Inc.


ESSIE M. WHITELAW           Ms. Whitelaw, 52, is the former Vice President -
Nominating and Retirement   National Business Development and Government
  Plans Investment          Employee Services of Blue Cross & Blue Shield
  Committees                United of Wisconsin, a comprehensive health care
Director since 1992         insurer. She held that position from 1997 to 1999.
                            Previously, she served as President and Chief
                            Operating Officer of Blue Cross & Blue Shield
                            United from 1992 to 1997. She is a director of Universal Foods Corporation.


(1) Foley & Lardner was retained in 1999 by the Company and its subsidiaries to provide legal services and has been similarly retained in 2000.

Executive Officers
------------------
The following sets forth the names and ages of, and the offices held by, the executive officers of the Company. The officers serve one-year terms commencing with their election at the meeting of the Board of Directors following the annual meeting of shareholders typically in April each year.

Name                     Age                     Offices Held
----------------------- ----- ----------------------------------------------
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


Item   11.   COMPENSATION OF EXECUTIVE OFFICERS

   Summary Compensation. The following tabulation is a three-year summary of the compensation awarded or paid to, or earned by, the persons who served as Company's chief executive officer during 1999 and each of the Company's four other most highly compensated executive officers whose total cash compensation exceeded $100,000 in 1999.

                                  SUMMARY COMPENSATION TABLE
[CAPTION]

                                                                            Long Term
                                                                          Compensation
                                      Annual Compensation                    Awards
                           ---------------------------------------- ---------------------------
                                                                     Securities
                                                       Restricted    Underlying    All Other
Name and Principal                                       Stock        Options/    Compensation
Position                   Year  Salary($)  Bonus($)  Awards($)(1)    SARs(#)        ($)(2)
-------------------------  ---- ---------- --------- -------------- ------------ --------------

George E. Wardeberg,       1999 $532,500   $460,616  $     137,700            -  $      22,900
 Chairman and Chief Exec-  1998  500,000    136,232        169,089      200,000         21,600
 utive Officer of the      1997  440,833    185,200              -       40,000         19,233
 Company and its subsid-
 iaries (3)(7)


Thomas F. Schrader,        1999  375,250    265,804         76,500       60,000         16,610
 President and Chief       1998  360,500     81,852         93,939       60,000         16,020
 Operating Officer of the  1997  321,616    144,700              -       20,000         14,465
 and Vice Chairman of
 certain of its
 subsidiaries(4)

James C. Donnelly,         1999  314,750    227,381         57,375       40,000         14,190
 Vice President of the     1998  301,175    155,852         70,454       40,000         16,537
 Company and President     1997  287,250     78,000              -       20,000         14,775
 and Chief Executive
 Officer of Sta-Rite


Joseph P. Wenzler,         1999  315,950    201,421         57,375       40,000         14,238
 Senior Vice President     1998  303,850     62,092         70,454       40,000         13,754
 and Chief Financial       1997  286,825     96,400              -       15,000         13,073
 Officer of the Company
 and Wisconsin Gas;
 Secretary and Treasurer
 of SHURflo and Hypro;
 and Vice President and
 Treasurer of WICOR Energy
 and FieldTech (5)(7)

Bronson J. Haase,          1999  291,250    135,245              -       40,000         13,250
 Vice President of the     1998  278,750     41,813              -       40,000          7,797
 Company and President and 1997        -          -              -      200,000              -
 Chief Executive Officer
 of Wisconsin Gas, WICOR
 Energy and FieldTech (6)

(1) The amounts in the table reflect the market value on the date of grant of restricted stock awarded under the 1994 Long-Term Performance Plan. The number of shares of restricted stock held by the executive officers named in the table and the market value of such shares as of December 31, 1999, were as follows: Mr. Wardeberg, 14,400 shares, $420,300; Mr. Schrader, 8,000, $233,500; Mr. Donnelly, 6,000 shares, $175,125; and Mr. Wenzler, 6,000 shares, $175,125. The restricted stock vests three years after issuance provided the Company's three-year total return to shareholders exceeds a pre-established goal. However, reflecting the fact that Mr. Wardeberg is approaching retirement, he will receive a percentage of the shares that otherwise would vest at the end of the three-year period equal to 1/36 for each month he remains employed beginning January 1, 1998. Any restricted shares from the 1998 grant that are not vested at the time of his retirement will be forfeited. Holders of shares of restricted stock are entitled to receive dividends on such shares. The numbers of shares of restricted stock held by the named officers on March 31, 2000, are set out in footnote 3 to the Security Ownership of Management and Certain Beneficial Owners table.

 (2) The amounts shown in this column for 1999 are comprised of Company contributions to 401(k) and supplemental savings plans in the following amounts: Mr. Wardeberg, $22,900; Mr. Schrader, $16,610; Mr. Donnelly, $14,190; Mr. Wenzler, $14,238; and Mr. Haase, $13,250.

 (3) On July 22, 1997, Mr. Wardeberg was elected Chairman and Chief Executive Officer of the Company. He previously served as President and Chief Executive Officer. He continues as Chairman of the Company's subsidiaries.

 (4) On July 22, 1997, Mr. Schrader was elected President and Chief Operating Officer of the Company. He previously served as Vice President. On December 16, 1997, Mr. Schrader was elected Vice Chairman of Wisconsin Gas, WICOR
Energy and FieldTech. He previously served as President and Chief Executive Officer of those subsidiaries. On April 23, 1998, Mr. Schrader was elected Vice Chairman of Sta-Rite, SHURflo and Hypro.

 (5) On May 1, 1998, Mr. Wenzler was elected Senior Vice President and Chief Financial Officer of the Company and Wisconsin Gas. He previously served as Senior Vice President, Treasurer and Chief Financial Officer of the Company and Vice President, Treasurer and Chief Financial Officer of Wisconsin Gas.
He continues in his positions with the Company's other subsidiaries.

 (6) On December 31, 1997, Mr. Haase was elected Vice President of the Company and President and Chief Executive Officer of Wisconsin Gas, WICOR Energy and FieldTech. He previously served as President and Chief Executive Officer of Ameritech Wisconsin (formerly Wisconsin Bell) from June 1993 to December 1997.

(7) These executive officers were elected to their positions with SHURflo in 1993, Hypro and WICOR Energy in 1995, and FieldTech in 1996.


Stock Option Information
------------------------
The Company has in effect benefit plans pursuant to which options to purchase Common Stock may be granted to key employees (including executive officers) of the Company and its subsidiaries. The following tabulation sets forth information regarding grants of options made by the Company in 1999 to the executive officers named in the Summary Compensation Table. No SARs were awarded in 1999.

                               OPTION/SAR GRANTS IN 1999 FISCAL YEAR
[CAPTION]

                                               Individual Grants
-------------------------------------------------------------------------------------------------
                                           Percent of Total
                            Number of Sec.   Options/SARs
                             Underlying        Granted to     Exercise                Grant Date
                              Opt./SARs       Employees in     or Base     Expiration  Present
           Name             Granted (#)(1)     Fiscal Year   Price ($/sh.)    Date     Value(2)
------------------------- ---------------- ----------------- ------------- ---------- -----------
George E. Wardeberg                    0                0    $          -    2/16/09  $        -
Thomas F. Schrader                60,000             11.2         19.4375    2/16/09     167,400
James C. Donnelly                 40,000              7.4         19.4375    2/16/09     111,600
Joseph P. Wenzler                 40,000              7.4         19.4375    2/16/09     111,600
Bronson J. Haase                  40,000              7.4         19.4375    2/16/09     111,600


(1) The options reflected in the table (which are nonstatutory stock options for purposes of the Internal Revenue Code) were granted on February 16, 1999 and vest one-third each year beginning February 16, 2000.

(2) Amounts in this column were calculated using the Black-Scholes option pricing model. The model assumes: (a) an option term of 10 years and an average life of 5.64 years; (b) a risk-free interest rate of 4.66%; (c) volatility (variance of rate of return) of 19.27%; and (d) a dividend yield of 4.5%. The actual value, if any, that an optionee may realize upon exercise will depend upon the excess of the price of the Common Stock over the option exercise price on the date that the option is exercised. There is no assurance that the value received by the optionee will be at or near the value estimated by the Black-Scholes model. The following tabulation sets forth information regarding the exercise of stock options during 1999 and the unexercised options held at December 31, 1999, by each of the executive officers named in the Summary Compensation Table.


	   The following tabulation sets forth information regarding the exercise of stock options during 1999 and the unexercised options held at December 31,
1999, by each of the executive officers named in the Summary Compensation
Table.

                 AGGREGATED OPTION/SAR EXERCISES IN 1999 FISCAL YEAR,
                             AND FY-END OPTION/SAR VALUES
[CAPTION]

                                             Numbers of Securities
                        Shares               Underlying Unexercised      Value of Unexercised
                       Acquired                     Options/             In-the-Money Options/
                          on       Value        SARs at FY-End (#)         SARs at FY-End ($)
                       Exercise   Realized  ----------------------------------------------------
            Name         (#)         ($)    Exercisable Unexercisable  Exercisable Unexercisable
---------------------- -------- ----------- ----------- -------------  ----------- -------------
George E. Wardeberg          0  $        0     193,333       146,667   $2,055,624  $    896,249
Thomas F. Schrader      92,000   1,580,434     138,983       106,667    1,845,282       884,791
James C. Donnelly       25,000     427,420     152,966        73,334    2,210,598       615,627
Joseph P. Wenzler       92,000   1,584,933     112,633        71,667    1,540,459       596,304
Bronson J. Haase        63,333     367,130      50,000       166,667      262,500     1,063,335



Pension and Retirement Plans
----------------------------
   The Company and its subsidiaries maintain pension and retirement plans in which the executive officers and other employees participate. The Company and its subsidiaries also maintain supplemental retirement plans for officers and certain other employees to reflect certain compensation that is excluded under the retirement plans and to provide benefits that otherwise would have been accrued or payable except for the limitations imposed by the Internal Revenue Code.

   Effective January 1, 1998, the basic pension plan was amended to restate the benefit accrual using a "cash balance" formula. Under a cash balance pension plan, a participant's benefit is based on an annual accrual of a percentage of current year's compensation, with such annual accruals being combined and adjusted by an earnings factor. The actual pension benefit is then determined by converting such lump sum balance into an equivalent annuity value.

   The Company's cash balance formula provides an annual accrual of 6% of salary and bonus, with a guaranteed earnings rate of 4%. In its discretion, the Company may amend the plan from year to year to grant a higher earnings rate for the applicable year. In order to recognize the pre-1998 service and compensation of participants as of January 1, 1998, the plan grants each such participant a special transition credit. In addition, in order to protect such existing participants, the revised pension plan guarantees that for employment through December 31, 2007, the benefit accrual will not be less under the new cash balance formula than under the pre-1998 final average earnings formula.

   The plan's actuaries project that for most long-service employees the revised cash balance formula will provide substantially equivalent benefits commencing at age 65 as under the pre-1998 "final average earnings" formula. The plan's actuaries have projected the ultimate benefits for the named executive officers. Such projection is subject to the applicable earnings rate that is applied from time to time to the cash balance account and to future interest rates. Because of the ten-year guarantee until the end of 2007, the actuaries project that the pre-1998 final average earnings formula will provide the better benefit for Messrs. Wardeberg and Donnelly and the revised cash balance formula will provide the better benefit for Messrs. Schrader, Wenzler and Haase.

The following tabulation sets forth estimated annual retirement benefits payable under the pension plans, as supplemented, for Messrs. Wardeberg and Donnelly. It is based on the final average earnings formula for the indicated levels of final average earnings with various periods of credited service. Benefits reflected in the table are based on a straight life annuity and an assumed age of 65. The election of other available payment options would change the retirement benefits shown in the table. The plan does not provide for reduction of retirement benefits to offset Social Security or any other retirement benefits.


                                   PENSION PLAN TABLE


                                    Years of Service
                   ----------------------------------------------------------
Remuneration           10          15          20          25          30
------------       ----------  ----------  ----------  ----------  ----------
$   400,000        $  78,440   $ 117,659   $ 156,879   $ 149,489   $ 185,489

    500,000           98,240     147,359     196,479     224,789     232,289

    600,000          118,040     177,059     236,079     270,089     279,089

    700,000          137,840     206,759     275,679     315,389     325,689

   For Messrs. Schrader, Wenzler and Haase, using a 4% earnings assumption for the cash balance formula and assuming continuation of compensation as defined in the plan at the level paid in 1999, the actuaries project estimated annual benefits under the pension plan, as supplemented, payable upon retirement at normal retirement age of 65 of $299,000, $251,000 and $28,000, respectively.

   The compensation covered by the pension plan, as supplemented, for the named executive officers includes all compensation reported for each individual as salary and bonus in the Summary Compensation Table. Messrs. Wardeberg, Schrader, Donnelly, Wenzler and Haase have 10, 21, 12, 25 and 2 years, respectively, of credited service under the pension plan. Pursuant to a supplemental retirement plan, Mr. Schrader will receive a supplemental retirement benefit of $25,000 per year for 15 years beginning at age 65, payable in monthly installments.

   A retired executive officer (other than Mr. Haase) who is married at the time of retirement and selects one of the available joint and surviving spouse annuity payment options will also receive the difference between the monthly benefits payable under the single life annuity payment option and the 50% joint and surviving spouse annuity payment option for the lives of the retired officer and spouse. Upon the death of the retired officer, the surviving spouse will receive 50% of the supplemental benefit for life.

   The Company has entered into an executive trust agreement with Marshall & Ilsley Trust Company to provide a means of segregating assets for the payment of these benefits (as well as benefits under the Company's supplemental retirement plans), subject to the claims of the Company's creditors. Such trust is only nominally funded until the occurrence of a potential change of control.

Compensation of Directors
-------------------------
   The Company's director compensation program is designed to provide compensation at a competitive level and tie a substantial portion of the directors' compensation to the performance of the Company's stock. Only non-employee directors receive compensation for service as directors.

   Cash Compensation. The Company pays its directors the following cash compensation: an annual retainer fee of $6,000, $600 for each Board meeting they attend and $1,000 for each Board committee meeting they attend. Committee chairmen are paid an additional annual retainer fee of $1,000 and receive meeting fees for meetings with the Chief Executive Officer of the Company relating to committee business. Wisconsin Gas pays its non-employee directors an annual cash retainer fee of $4,000, and $600 for each Board meeting they attend. Presently, all directors of Wisconsin Gas are also directors of the Company. Any fees payable to directors in cash may, at the option of each individual director, be deferred for future payment as discussed below.

   Deferred Compensation. The Company and Wisconsin Gas have identical deferred stock plans for directors. Under the deferred stock plans, each director receives on January 1 of each year, 1,114 deferred stock units (668 from the Company and 446 from Wisconsin Gas). Each stock unit has an economic value equivalent to a share of Common Stock. As of December 31, 1999, these deferred stock units had a value of $32,515 based on the price of a share of Common Stock on that date ($29.1875). Each deferred stock unit is credited with an amount equal to the dividend paid on a share of Common Stock if and when such dividends are declared and paid. Such dividend-equivalent amounts will be converted into deferred stock units based on the per-share price on the dividend payment date. When a director retires, leaves the Board or dies, the director's account balance will be paid out in shares of Common Stock.
The Company (for itself and on behalf of Wisconsin Gas) intends to purchase Common Stock on the open market from time to time in its discretion to accumulate shares of Common Stock to be used for settlement of deferred stock balances. However, neither the Company nor Wisconsin Gas intends to fund its future payment obligations under its deferred stock plan.

   The Company and Wisconsin Gas have identical deferred compensation plans for directors which entitle a director to defer directors' fees otherwise payable in cash for payment when the director ceases to be a director. Fees may be deferred for settlement in cash or shares of Common Stock, at the election of the director. Amounts deferred for settlement in cash accrue interest at the prevailing announced prime interest rate of a major commercial bank. Amounts deferred for settlement in Common Stock are converted into deferred stock units based on the per-share price on the date of deferral. Each deferred stock unit will be credited with an amount equal to the dividend paid on a share of Common Stock if and when such dividends are declared and paid. Each director may elect to receive payment of the director's deferred account balance in a lump sum or in equal installments over ten years.

   All amounts deferred are unsecured. The Company has entered into an executive trust agreement with Marshall & Ilsley Trust Company to provide a means of segregating assets for the payment of director deferred compensation, subject to the claims of the Company's creditors. Such trust is only nominally funded until the occurrence of a potential change of control.

   Stock Options. Directors participate in the 1992 Director Stock Option Plan, pursuant to which options to purchase 4,000 shares of Common Stock are automatically granted annually on the fourth Tuesday in February to each non-employee director. The exercise price per share for options granted under the 1992 Director Stock Option Plan is equal to the fair market value of a share of Common Stock on the date of grant. Options granted under the 1992 Director Stock Option Plan are immediately exercisable and have a ten-year term; provided, however, that no option may be exercised after 24 months have elapsed from the date the optionee ceased being a director. On February 23, 1999, Messrs. Bueche, Davis, McGaffey, McKeithan and Osborn, and Ms. Whitelaw each received an option to purchase 4,000 shares of Common Stock at a per-
share exercise price of $19.94.   On February 22, 2000, each of those
directors received an option to purchase 4,000 shares of Common Stock at a per-share exercise price of $29.625.

Agreements With Certain Executive Officers
------------------------------------------
   The Company has agreements with Messrs. Wardeberg, Schrader, Donnelly, Wenzler and Haase that provide that each such executive officer is entitled to benefits if, following a change of control (as such term is defined in the agreements), the officer's employment is ended through (i) termination by the Company, other than by reason of death or disability or for cause (as defined in the agreements), or (ii) termination by the officer following the first anniversary of the change in control or due to a breach of the agreement by the Company or a significant change in the officer's responsibilities. In general, the benefits provided are: (i) a cash termination payment of up to three times the sum of the executive officer's annual salary and his highest annual bonus during the three years before the termination, (ii) supplemental pension benefits,(iii) continuation of equivalent hospital, medical, dental, accident, disability and life insurance coverage as in effect at the time of termination, and (iv) outplacement services. The agreements also provide the foregoing benefits in connection with certain terminations that are effected in anticipation of a change of control. Each agreement provides that if any portion of the benefits under the agreement or under any other agreement for the officer would constitute an "excess parachute payment" for purposes of the Internal Revenue Code, benefits will be reduced so that the officer will be entitled to receive $1 less than the maximum amount which he could receive without becoming subject to the 20% excise tax imposed by the Code, or which the Company may pay without loss of deduction under the Code.

Item  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following tabulation sets forth the number of shares of Common Stock beneficially owned, as of March 31, 2000, by each director and nominee, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group. The tabulation also reflects the number of deferred stock units held by each such person.

                             Amount and Nature
       Name of                 of Beneficial      Percent of   Deferred Stock
  Beneficial Owner          Ownership (1)(2)(3)    Class (4)      Units (5)
-------------------------   -------------------   ----------   --------------

Wendell F. Bueche                  32,000              -            15,473
Willie D. Davis                    33,156              -            11,042
James C. Donnelly                 237,638              -                 -
Bronson J. Haase                  154,171              -                 -
Jere D. McGaffey                   38,891              -            12,036
Daniel F. McKeithan, Jr.           34,000              -            10,981
Guy A. Osborn                      40,000              -            13,168
Thomas F. Schrader                370,750              -                 -
George E. Wardeberg               374,673(6)           -                 -
Joseph P. Wenzler                 344,454(7)           -                 -
Essie M. Whitelaw                  32,000              -             5,573

All directors and               1,861,380            4.9%           68,273
 and executive officers
 as a group (14 persons)


(1) Except as otherwise noted in the footnotes to the table, each beneficial owner exercises sole voting and investment power with respect to the shares shown as owned beneficially.

(2) Includes the following numbers of shares covered under options exercisable as of or within 60 days of March 31, 2000: Mr. Donnelly, 186,300; Mr. Haase, 90,000; Mr. Schrader, 185,650; Mr. Wardeberg, 273,333; Mr. Wenzler, 144,300; Messrs. Bueche, Davis, McGaffey, McKeithan and Osborn, and Ms. Whitelaw, 32,000 each; and all directors and executive officers as a group, 1,154,677.

(3) Includes the following numbers of shares of restricted stock over which the holders have sole voting but no investment power: Mr. Donnelly, 8,863; Mr. Schrader, 11,818; Mr. Wardeberg, 21,273; and Mr. Wenzler, 8,863; and all directors and executive officers as a group, 55,527. The restricted stock vests three years after grant if the Company's total return to shareholders for the three-year period exceeds a pre-established goal. However, reflecting the fact that Mr. Wardeberg is approaching retirement, he will receive a percentage of the shares granted in 1998 and 1999 that otherwise would vest at the end of the three-year period equal to 1/36 for each month he remains employed beginning January 1, 1998 and 1999, respectively. Any restricted shares from the 1998 and 1999 grants that are not vested at the time of his retirement will be forfeited.

(4) Where no percentage figure is set out in this column, the person owns less than 1% of the outstanding shares.

(5) Deferred stock units are issued under the deferred stock plans and the deferred compensation plan discussed under "Compensation of Directors - Deferred Compensation".

(6)  Includes 8,400 shares owned jointly by Mr. Wardeberg and his spouse.

(7)  Includes 1,052 shares owned by Mr. Wenzler's spouse.

Security Ownership of Other Beneficial Owners
---------------------------------------------
   The following tabulation sets forth information regarding beneficial ownership by persons known by the Company to own, as of March 31, 2000, 5% or more of the outstanding Common Stock. The beneficial ownership set forth in the table has been reported on filings made with the Securities and Exchange Commission by the beneficial owner.

                   Amount and Nature of Beneficial Ownership
                   -----------------------------------------

                                    Voting Power    Investment Power
                                 -----------------  -----------------
Name and Address of                                                                Percent
Beneficial Owner                    Sole    Shared     Sole    Shared   Aggregate  of Class
-------------------------------  ---------- ------  ---------- ------   ---------- --------
Gabelli Asset                    2,357,100          2,357,100           2,357,100    6.3
 Management Inc.(1)
One Corporate Center
Rye, NY 10580-1434


President and Fellows of         2,431,900          2,431,900           2,431,900    6.5
 Harvard College
c/o Harvard Management
 Company, Inc.
600 Atlantic Avenue
Boston, MA 02210




(1) Represents a joint filing by Gabelli Funds, LLC, GAMCO Investors, Inc., Gabelli Fund, LDC, Gabelli Associates Fund, Gabelli Associates Limited, Gabelli Foundation, Inc., Gemini Capital Management Ltd., Gabelli
International II Limited, Gabelli & Company, Inc. Profit Sharing Plan, Gabelli Group Capital Partners, Inc., Gabelli Asset Management Inc., Marc J. Gabelli, and Mario J. Gabelli.


Item  13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                   ----------------------------------------------

   Refer to Item No. 10: "Directors and Executive Officers of The Registrant" for the information required to be disclosed under this item.

                                     SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     WICOR, Inc.


Date:  April 28, 2000                By           JOSEPH P. WENZLER
                                         ----------------------------------
                                                  Joseph P. Wenzler
                                              Senior Vice President and
                                               Chief Financial Office